Form 10-Q
period 2025-09-30
Wintergreen Acquisition Corp.
filed 2025-11-12
CIK 2053927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, there were 1,708,575 ordinary shares, $0.0001 par value issued and outstanding (excluding the 5,595,000 ordinary shares underlying the Wintergreen units issued in the IPO.)

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2025 and for the Period From April 29, 2024 (Inception) Through September 30, 2024 and for the Three Months Ended September 30, 2025 and 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2025 and for the Period From April 29, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period From April 29, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	20
Item 3. Quantitative and Qualitative Disclosure about Market Risks	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WINTERGREEN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

As of September 30, 2025 (Unaudited)

and December 31, 2024

Currency expressed in United States dollars (“US$”), except for number of shares

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,439,631	$489,701
Prepaid expenses	4,387	-
Total current assets	1,444,018	489,701

Non-current assets
Marketable securities held in Trust Account	56,875,827	-
Total non-current assets	56,875,827	-

TOTAL ASSETS	$58,319,845	$489,701

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$25,274	$475,000
Due to related parties	41,000	-
Total current liabilities	66,274	475,000

Total Liabilities	66,274	475,000

Commitments and Contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, $0.0001 par value, 500,000,000 shares authorized, 5,595,000 shares subject to possible redemption	51,208,729	-

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,708,575 and 1,437,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1)	171	144
Additional paid-in capital	7,044,671	24,856
Accumulated deficit	-	(10,299)
Total Shareholders’ Equity	7,044,842	14,701
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$58,319,845	$489,701

(1)	The number includes up to nil and 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of September 30, 2025 and December 31, 2024, respectively. On May 30, 2025, the underwriters partially exercised their over-allotment option to purchase an additional 595,000 units at a purchase price of $10.00 per Unit. On July 13, 2025, the underwriters forfeited their option to purchase an additional 155,000 units and as a result, 38,750 Founder Shares were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the nine months ended September 30, 2025 and the period from April 29, 2024 (inception)

through September 30, 2024 and for the three months ended September 30, 2025 and 2024 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

	For the Three Months Ended		For the Nine Months Ended	For the Period From April 29, 2024 (Inception) Through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$40,526	$3,595	$189,963	$3,595
Administrative fee	30,667	-	41,000	-
Total operating expenses	71,193	3,595	230,963	3,595

Loss from operations	(71,193)	(3,595)	(230,963)	(3,595)

Other income:
Interest income	8,305	-	9,705	-
Income earned on marketable securities held in Trust Account	582,130	-	785,952	-
Change in fair value of over-allotment liability	47,200	-	39,900	-
Total other income	637,635	-	835,557	-

Income/(loss) before income taxes	566,442	(3,595)	604,594	(3,595)
Income taxes provision	-	-	-	-
Net income/(loss)	566,442	(3,595)	604,594	(3,595)

Other comprehensive income	-	-	-	-
Comprehensive income/(loss)	$566,442	$(3,595)	$604,594	$(3,595)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,595,000	-	2,530,092	-
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.18	$-	$0.57	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,708,575	10,000	1,457,370	10,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.25)	$(0.36)	$(0.57)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2025 and the period from April 29, 2024 (inception) through September 30, 2024 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

For the three and nine months ended September 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2025	1,437,500	$144	$24,856	$(10,299)	$14,701
Net loss	-	-	-	(75,157)	(75,157)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$(85,456)	$(60,456)
Net income	-	-	-	113,309	113,309
Proceeds allocated to Public Rights	-		6,461,922	-	6,461,922
Sale of private placement shares	253,875	25	2,538,725	-	2,538,750
Issuance of representative shares	55,950	6	493,476	-	493,482
Underwriters’ discount	-	-	(121,614)	-	(121,614)
Other offering expenses	-	-	(29,460)	-	(29,460)
Recognition of over-allotment liability	-	-	(39,900)	-	(39,900)
Accretion of ordinary share subject to redemption value	-	-	(489,815)	(27,853)	(517,668)
Balance as of June 30, 2025 (Unaudited)	1,747,325	$175	$8,838,190	$-	$8,838,365
Net income	-	-	-	566,442	566,442
Forfeiture of Founder Shares	(38,750)	(4)	4	-	-
Accretion of ordinary share subject to redemption value	-	-	(1,793,523)	(566,442)	(2,359,965)
Balance as of September 30, 2025 (Unaudited)	1,708,575	$171	$7,044,671	$-	$7,044,842

(1)	The number include up to 187,500, 187,500, 38,750 and nil ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of January 1, 2025, March 31, 2025, June 30, 2025 and September 30, 2025, respectively (see Note 5).

For the period from April 29, 2024 (inception) through September 30, 2024

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance as of April 29, 2024 (inception)	-	$-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	10,000	1	(1)	-	-	-
Balance as of June 30, 2024 (Unaudited)	10,000	$1	$(1)	$-	$-	$-
Issuance of Founder Shares to Sponsor	-	-	1	24,999	-	25,000
Net loss	-	-	-	-	(3,595)	(3,595)
Balance as of September 30, 2024 (Unaudited)	10,000	$1	$-	$24,999	$(3,595)	$21,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2025 and the period from April 29, 2024 (inception) through September 30, 2024 (Unaudited)

Currency expressed in United States dollars (“US$”)

	For the Nine Months Ended September 30, 2025	For the Period From April 29, 2024 (Inception) Through September 30, 2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$604,594	$(3,595)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(785,952)	-
Change in fair value of over-allotment liability	(39,900)	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,387)	-
Accounts payable and accrued expenses	25,274	-
Due to related parties	41,000	-
Net Cash Used in Operating Activities	(159,371)	(3,595)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(56,089,875)	-
Purchase of time deposit	(8,000,000)	-
Maturity of time deposit	8,000,000	-
Net Cash Used in Investing Activities	(56,089,875)	-

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from promissory note of related party	-	475,000
Repayment of promissory note to related party	(475,000)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	55,390,500	-
Proceeds from ordinary shares issued in private placement	2,538,750	-
Payment of offering costs	(255,074)	-
Net Cash Provided by Financing Activities	57,199,176	500,000

Net Change in Cash	949,930	496,405
Cash, Beginning of Period	489,701	-
Cash, End of Period	$1,439,631	$496,405

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of representative shares	$493,482	$-
Accretion of ordinary shares subject to redemption value	$2,877,633	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months ended September 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Company had not commenced any operations. For the period from April 29, 2024 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

On July 13, 2025, the remaining unexercised over-allotment option to purchase up to 155,000 Units at $10.00 per Unit were expired and 38,750 Founder Shares were forfeited along with the expiry of the over-allotment option (see Note 5(i)).

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

Going Concern Consideration

As of September 30, 2025, the Company had $1,439,631 in cash and working capital of $1,377,744. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on May 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other future period.

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

Marketable Securities Held in Trust Account

As of September 30, 2025, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the condensed statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of September 30, 2025, the estimated fair value of marketable securities held in Trust Account was $56,875,827. For the nine and three months ended September 30, 2025, the Company recorded income earned on investments held in Trust Account of $785,952 and $582,130, respectively.

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

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$56,875,827	$-

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

For the nine and three months ended September 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $2,877,633 and $2,359,965, respectively.

Ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$55,950,000
Less:
Proceeds allocated to public rights	(6,461,922)
Offering costs allocated to redeemable shares	(1,156,982)
Plus:
Accretion of carrying value to redemption value	2,877,633
Ordinary shares subject to possible redemption as of September 30, 2025 (Unaudited)	$51,208,729

Over-allotment Option

The over-allotment option granted to the underwriter was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Upon the closing of the IPO on May 30, 2025, the over-allotment option was granted and represented the option to purchase up to 155,000 Units at $10.00 per Unit, which were expired on July 13, 2025. The Company used Binomial option pricing model in the determination of the fair value of the over-allotment liability. Key inputs used in the model are set forth as below:

Valuation date	No. of options	Vesting date	Expiry date	Exercise price	Spot price	Risk-free rate	Volatility
May 30, 2025	155,000	May 29, 2025	July 13, 2025	9.80	10.01	4.19%	3.4%
June 30, 2025	155,000	May 29, 2025	July 13, 2025	9.80	10.09	4.17%	3.1%

On May 30, 2025, June 30, 2025 and September 30, 2025, the fair value of the over-allotment liability were $39,900, $47,200 and nil, respectively, and gain from change in fair value of over-allotment liability of $39,900 and $47,200 was recorded for the nine and three months ended September 30, 2025, respectively.

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

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the redeemable/non-redeemable shares is reported in the Company’s condensed statements of operations and comprehensive income. The treasury stock method includes the dilutive effect of potential redeemable/non-redeemable shares including unvested stock-based awards. Potential redeemable shares associated with the over-allotment options are computed under the if-converted method. For the nine and three months ended September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Net income (loss) used in the calculation of basic and diluted EPS is based on the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)
Net income	$566,442	$604,594
Less: Accretion of redeemable ordinary shares to redemption value	2,359,965	2,877,633
Net loss including accretion of redeemable ordinary shares to redemption value	(1,793,523)	(2,273,039)

Basic and diluted EPS per share presented in the unaudited condensed statement of operations and comprehensive income/(loss) is based on the following:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,373,952)	$(419,571)	$(1,442,270)	$(830,769)
Accretion of redeemable ordinary shares to redemption value	2,359,965	-	2,877,633	-
Allocation of net income (loss)	$986,013	$(419,571)	$1,435,363	$(830,769)
Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	2,530,092	1,457,370

Basic and diluted earnings (loss) per share	$0.18	$(0.25)	$0.57	$(0.57)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the nine months ended September 30, 2025 and for the period from April 29, 2024 (inception) through September 30, 2024 and for the three months ended September 30, 2025 and 2024.

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

Transactions with the related party:

(i) Founder Shares

On December 27, 2024, the sponsor acquired 1,437,500 ordinary shares (“Founder shares”) for an aggregate purchase price of $25,000. 187,500 Founder Shares are subject to forfeiture to the extent that underwriter’s over-allotment option is not exercise in full or in part.

On May 30, 2025, the underwriters exercised 595,000 over-allotment options out of total 750,000 with remaining unexercised of 155,000. On July 13, 2025, the remaining over-allotment options to purchase 155,000 Units were expired. Accordingly, 38,750 Founder Shares were forfeited as the result.

As of September 30, 2025 and December 31, 2024, there were 1,398,750 and 1,437,500 Founder Shares issued and outstanding, among which, up to nil and 187,500 Founder Shares are subject to forfeiture.

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

Shortly after completion of the IPO, the promissory note was fully repaid. As of September 30, 2025, no amounts under the Promissory Note have been drawn.

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

As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

(iv) Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the nine and three months ended September 30, 2025, the Company has accrued $41,000 and $30,667 for the service provided by the Sponsor.

As of September 30, 2025 and December 31, 2024, the balance of amount due to a related party were $41,000 and $nil, respectively.

Balance with the related party:

		September 30, 2025	December 31, 2024
		(Unaudited)
Amount due to the related party:
Related party	Nature
MACRO DREAM Holdings Limited	Promissory note provided by the related party	$-	$475,000
MACRO DREAM Holdings Limited	Administrative support service fee	41,000	-

Note 6 — Shareholder’s Equity

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. On April 29, 2024, the Company issued 1 ordinary share to Ogier Global Subscriber (Cayman) Limited (the “Subscriber”). On May 14, 2024, the Subscriber transferred 1 ordinary share to the sponsor, meanwhile, the Company issued 9,999 ordinary shares to the Sponsor for an aggregate purchase price of $1. On August 20, 2024, the Sponsor made capital contribution of $25,000 to the Company in order to purchase Founder Shares. On December 27, 2024, the Company issued 1,437,500 ordinary shares to the Sponsor including an aggregate of 187,500 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholder will own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and Representative Shares (as described below) and assuming the initial shareholder does not purchase any shares in the IPO). Meanwhile, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration of 10,000 ordinary shares.

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

As of September 30, 2025, as a result of closing of the IPO, the exercise of the Representative’s over-allotment Option in part and the sales of Placement Units in the private placement, there were 7,303,575 ordinary shares issued and outstanding, including 5,595,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,708,575 ordinary shares. 1,708,575 ordinary shares issued and outstanding, consisted of 1,398,750 ordinary shares of founder shares, 253,875 ordinary shares from private placement and 55,950 ordinary shares to the underwriter.

Rights

As of September 30, 2025, there were 5,595,000 public rights included in the Public Units and 253,875 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-eighth (1/8) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the IPO to purchase up to an additional 750,000 units to cover over-allotments at the IPO price. On May 30, 2025, the over-allotment options were exercised in part, and 595,000 Units, at $10.00 per Unit were sold, generating gross proceeds of $5,595,000 and deposited into the Trust Account. On July 13, 2025, the remaining over-allotment options to purchase 155,000 Units were expired.

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

	September 30, 2025	December 31, 2024
	(Unaudited)
Cash	$1,439,631	$489,701
Marketable securities held in Trust Account	$56,875,827	$-

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period From April 29, 2024 (Inception) Through September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$71,193	$3,595	$230,963	$3,595
Income earned on marketable securities held in Trust Account	582,130	-	785,952	-

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

Assets Information

All of the Company’s operating long-lived assets, including marketable securities held in Trust Account, were located in U.S. as of September 30, 2025 and December 31, 2024.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of these unaudited condensed financial statements were issued and the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

For the nine months ended September 30, 2025, we recorded a net income of $604,594, which consisted of gain from change in fair value of over-allotment liability of $39,900, income earned on marketable securities held in trust account of $785,952, interest income earned on purchase of time-deposits of $9,705 and operating expenses of $230,963.

For the three months ended September 30, 2025, we recorded a net income of $566,442, which consisted of gain from change in fair value of over-allotment liability of $47,200, income earned on marketable securities held in trust account of $582,130, interest income earned on purchase of time-deposits of $8,305 and operating expenses of $71,193.

For the period from April 29, 2024 (inception) through September 30, 2024, we incurred a net loss of $3,595, which related to formation and operating expenses of $3,595.

For the three months ended September 30, 2024, we incurred a net loss of $3,595, which related to formation and operating expenses of $3,595.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, cash used in operating activities was $159,371, cash used in investing activities was $56,089,875 and cash provided by financing activities was $57,199,176. As of September 30, 2025, we had cash of $1,439,631 available for working capital needs and marketable securities held in Trust Account of $56,875,827. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2025, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

As of September 30, 2025, we had cash of $1,439,631 in operating bank accounts, working capital of $1,377,744 and a net income of $604,594 for the nine months ended September 30, 2025. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by August 30, 2026 (or up to May 30, 2027 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. We have not identified any critical accounting estimates.

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our condensed financial statements, we believe that there were the following critical accounting policies that affected the preparation of condensed financial statements.

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

The Company reassessed the estimation of redemption shares value as of each subsequent quarterly period end. For the three months ended September 30, 2025, the Company reassessed the estimation of redemption value to more accurately reflect the terms of the related share agreements and articles of association, which has affected the earnings per share and accretion to redemption value of the shares subject to possible redemption for the three months ended September 30, 2025 as compared with the three months ended June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

On May 30, 2025, a total of $56,089,875 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the nine months ended September 30, 2025, income earned on marketable securities held in Trust Account were $785,952. As of September 30, 2025, the fair value of marketable securities held in Trust Account of $56,875,827.

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

WINTERGREEN ACQUISITION CORP.

Date:	November 12, 2025

By:	/s/ Yongfang Yao
Name:	Yongfang Yao
Title:	Chief Executive Officer and Chairman of the Board of Directors