Form 10-K
period 2025-12-31
Wintergreen Acquisition Corp.
filed 2026-02-27
CIK 2053927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

Commission File Number 001-42273

WINTERGREEN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Room 8326, Block B, Hongxiang Cultural and Creative Industrial Park, 90 Jiukeshu West Road, Tongzhou District, Beijing, PRC	N/A
(Address of principal executive offices)	(zip code)

+ (86) 136 5237 1477

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one right to acquire 1/8th of one Ordinary Share	WTGUU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	WTG	The Nasdaq Stock Market LLC
Rights included as part of the Units	WTGUR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 18 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 18 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares and aggregate market value of common stock held by non-affiliates as of December 31, 2025 were 5,595,000 and approximately $57,013,050 (based upon a per share closing price of $10.19 on December 31, 2025) respectively.

As of December 31, 2025, there were 7,303,575 ordinary shares, par value $0.0001 issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	our ability to select an appropriate target business or businesses and complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

WINTERGREEN ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Wintergreen Acquisition Corp.

General

Wintergreen Acquisition Corp. is a blank check company incorporated as a Cayman Islands exempted company on April 29, 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We may pursue an acquisition or a business combination with a target in any business or industry that can benefit from the expertise and capabilities of our management team. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region, although we intend to primarily focus on businesses in Asia. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On December 27, 2024, MACRO DREAM Holdings Limited (our “Sponsor”) acquired 1,437,500 founder shares for an aggregate purchase price of $25,000, which represents 20% of our issued and outstanding shares after our initial public offering (as defined below).

As of December 31, 2025, we had not commenced any operations. For the period from April 29, 2024 (inception) through December 31, 2025, our efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). We have selected December 31 as our fiscal year end.

The registration statement for our Initial Public Offering was declared effective on May 28, 2025. On May 30, 2025, we consummated our Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Initial Public Offering”, or “IPO”), and incurring offering costs of $1,308,056. We granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On May 29, 2025, the over-allotment option was exercised in part, and 595,000 Units, at $10.00 per Unit were sold, generating gross proceeds of $5,950,000. Meanwhile, 55,950 ordinary shares were issued to the underwriter at the closing of the IPO as representative shares (the “Representative Shares”), and 55,950 representative shares will be issued as the deferred underwriting commission at the consummation of a Business Combination.

Simultaneously with the consummation of the closing of the IPO, we consummated the private placement of an aggregate of 253,875 units (the “Placement Units”) to our Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,538,750 (the “Private Placement”).

On July 13, 2025, the remaining unexercised over-allotment option to purchase up to 155,000 Units at $10.00 per Unit were expired and 38,750 Founder Shares were forfeited along with the expiry of the over-allotment option.

Our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that we will be able to complete a Business Combination successfully.

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

The Proposed Business Combination

On November 17, 2025, we entered into a Merger Agreement (the “Merger Agreement”) by and among Wintergreen, Wintergreen Acquisition Merger Subsidiary Corp. (“Merger Sub”), a Cayman Islands exempted company and a wholly owned subsidiary of Wintergreen and KIKA Technology Inc. (“KIKA”), a Cayman Islands exempted company carrying on business through its wholly-owned subsidiaries in Hong Kong (collectively with Wintergreen and Merger Sub, the “Parties”, or each a “Party”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions therein and in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), the Parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into KIKA, with KIKA being the surviving entity and becoming a wholly owned subsidiary of Wintergreen (the “Proposed Business Combination”). Simultaneously with the consummation of the Business Combination, Wintergreen will change its name to “KIKA Inc.”

KIKA is the parent company of Time Point Technology Co., Limited (“HK TP”), a provider of AdTech Dynamic Matching Technology services. KIKA is a Cayman Islands holding company and has no material operations of its own. HK TP was incorporated in Hong Kong and is an indirect operating subsidiary of KIKA.

HK TP leverages its proprietary intelligent algorithms, technical know-how and real-time data processing platform to deliver precise matching between customers’ advertising needs and multi-dimensional traffic resources, or traffic tags, ensuring the accuracy, efficiency, and performance controllability of advertising delivery. No end user information, including user tags or user-level behavioral segments, interest categories, demographic attributes, or any other user profiling data, whether they are anonymized, pseudonymized, or otherwise, are received, processed, stored, or used by HK TP or KIKA in the course of providing AdTech services.

Merger Consideration

The Business Combination values KIKA and its subsidiaries and businesses at $80,000,000. Upon the Parties satisfying (or waiving, as applicable) all closing conditions and executing the Plan of Merger and other required documents under Cayman law, all of KIKA’s outstanding ordinary shares will be canceled and converted into the right to receive approximately 7,980,050 shares of Wintergreen (depending on adjustments pursuant to the Merger Agreement). These shares are valued at $10.025 per share, equivalent to the initial per share redemption price to be paid to Wintergreen’s shareholders exercising their right of redemption pursuant to Wintergreen’s Memorandum and Articles of Association (“Consideration Shares”).

Representations and Warranties; Covenants

The Merger Agreement includes typical representations, warranties, and covenants for transactions of this size and type. Pursuant to the Merger Agreement, investors are not third-party beneficiaries and should not rely on the representations, warranties, agreements, or covenants, or any descriptions of them, as accurate depictions of the actual state of facts or conditions of the parties involved, or any of their subsidiaries or affiliates. The assertions embodied in those representations, warranties and applicable covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations.

In the Merger Agreement, KIKA represented and warranted:

●	corporate existence and power, and authorization of KIKA to enter into and perform under the Merger Agreement;

●	except for the filing of the Plan of Merger and the SEC declaring the Proxy/Registration Statement effective, and KIKA does not need any permissions or approvals from government authorities to execute, perform, or consummate the Merger;

●	the capital structure, list of subsidiaries, financial statements, leased properties, contracts with customers and suppliers, licenses and permits, and intellectual property of KIKA as disclosed by KIKA to Wintergreen by way of the disclosure schedule that is part of, but not included as an exhibit to the Merger Agreement, are true, correct and complete;

●	the absence of (i) contravention with other obligations of KIKA as a result of KIKA’s entering, performance and consummation of the transactions contemplated by the Merger Agreement, and (ii) pending or threatened litigation, or legal judgements against KIKA; and

●	other representations and warranties that are customary to a transaction of this size and type.

KIKA also covenanted to:

●	conduct its business in the ordinary course in accordance with the terms of Merger Agreement;

●	provide Wintergreen with information and notice, and assist Wintergreen in preparing the Proxy/Registration Statement, including the delivery of financial statements reviewed by the independent auditors of KIKA in accordance with PCAOB auditing standards;

●	obtain the KIKA shareholders approval of the business combination by way of written resolutions after the SEC declaring the Proxy/Registration Statement effective;

●	refrain from making any claims against the Wintergreen trust account holding the IPO proceeds; and

●	other customary agreements and covenants that are customary to a transaction of this size and type.

Wintergreen made similar representations, warranties, and covenants to KIKA, as applicable. Additionally, Wintergreen agreed to ensure its continued listing on NASDAQ, maintain current and timely filing of all SEC filings and compliance with SEC reporting requirements, make appropriate arrangements to disburse funds held in trust, elect directors and officers of the combined company in accordance with the terms of the Merger Agreement, the Plan of Merger, and relevant agreements, and maintain Directors and Officers (D&O) insurance for present and former directors and officers of KIKA and its subsidiaries.

Closing Conditions

Consummation of the Closing (as defined in the Merger Agreement) is condition upon customary factors including:

●	the performance of the Parties’ obligation under the Merger Agreement;

●	the absence of any legal action, law or order prohibiting the consummation of the Business Combination;

●	the declaration of effectiveness by the SEC of the Proxy/Registration Statement;

●	both Wintergreen and KIKA shareholders approving the Business Combination;

●	as to Wintergreen, changing its name to “KIKA Inc.”, having at least $5,000,001 of net tangible assets immediately after the closing, and the election of the persons identified in the Merger Agreement and Plan of Merger to the board of directors; and

●	the exchange of closing certificates by officers of the Parties.

Termination

The Merger Agreement may be terminated at any time prior to the Closing under circumstances customary for transactions of this type, including: (i) by mutual written consent of the parties; (ii) by either party if the Merger is not consummated by the Outside Closing Date, provided the terminating party is not in breach; (iii) by either party if a governmental authority issues a final, non-appealable order enjoining the Merger; (iv) by the Company if KIKA is in material breach of its representations, warranties, or covenants; (v) by KIKA if the Company is in material breach; or (vi) by either party if the requisite shareholder approvals are not obtained. There are no termination fees, but the parties remain liable for willful breaches or fraud.

Fees and Expenses

Each party shall bear its own costs and expenses in connection with the Merger Agreement and the transactions contemplated hereby; provided that, if the Closing shall occur, Purchaser shall pay or cause to be paid the unpaid Company Transaction Expenses by wire transfer of immediately available funds to the designated account.

Company Transaction Support Agreement

To facilitate the execution of the Merger Agreement, KIKA shareholders have entered into a Company Transaction Support Agreement with Wintergreen and KIKA. Under this agreement, each KIKA shareholder will execute written resolutions to approve the Business Combination within three days of receiving the written resolutions from KIKA. KIKA anticipates delivering these written resolutions to its shareholders following the SEC’s declaration of the effectiveness of the Proxy/Registration Statement.

Non-Compete Agreement

Each of KIKA’s shareholders have agreed to enter into a non-compete and non-solicitation agreement with Wintergreen at the Closing.

Lock-up Agreement

KIKA’s Shareholder have agreed to enter into a Lock-up agreement with Wintergreen at the closing.

Business Strategy

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting, and legal professionals, and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and in operating companies. We believe that their prior accomplishments and current activities will be critical in identifying attractive acquisition opportunities, and that, in turn, the businesses that we identify will be able to benefit from accessing the U.S. capital markets and the expertise and network of our management team. However, there is no assurance that we will complete an initial business combination. Our officers and directors have no prior experience consummating an initial business combination for a “blank check” company.

There is no restriction on the geographic location of the targets that we can pursue, although we intend to initially focus on target businesses in Asia. We may consummate a business combination with an entity located in China (including Hong Kong and Macau). However, we will not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. In particular, we intend to focus our search for an initial business combination target on private companies in Asia that have compelling economics, clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

As an emerging market, Asia has experienced remarkable growth. The Asian economy has experienced sustained expansion in recent years. We believe that Asia is entering a new era of economic growth, which we expect will result in attractive initial business combination opportunities for us. We believe the growth will primarily be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms and demographic changes, particularly in China.

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation, and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong Management Team that Can Create Significant Value for Target Business. We will seek to identify companies with strong and experienced management teams that will complement the operating and investment abilities of our management team. We believe we can provide a platform for the existing management team to leverage the experience of our management team. We also believe that the operating expertise of our management team is well suited to complement many potential targets’ management teams.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable, and increasing free cash flow, particularly businesses with predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria do not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our sponsor and management team may deem relevant.

Initial Business Combination

We will have up to 15 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our Board of Directors and if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to nine times, each by an additional one month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the Trust Agreement, entered into between us and Wilmington Trust, National Association on May 15, 2025, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $184,635 for each month in an extension, on or prior to the date of the applicable deadline until May 30, 2027(assuming a business combination has not occurred). Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our sponsor elects to extend the time to complete an initial business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, our sponsor will receive a non-interest bearing, unsecured promissory note in the amount of any such deposit, which will not be repaid in the event that we are unable to close an initial business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the private units will expire and be worthless.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding income interest earned on the Trust Account and released to us to pay taxes) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

The net proceeds of our Initial Public Offering and the sale of the private units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. We have granted D. Boral Capital LLC a right of first refusal under certain circumstances for a period commencing from the consummation of our Initial Public Offering until the consummation of our initial business combination (or the liquidation of the trust account in the event that we fail to consummate our initial business combination within the prescribed time period) to act as book running manager, placement agent and/or arranger for all financings where we seek to raise equity, equity-linked, debt or mezzanine financings relating to or in connection with an initial business combination. We are otherwise not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our initial shareholders are required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

Our Acquisition Process

We intend to utilize the expertise of our managements’ respective platforms to evaluate potential targets’ strengths, weaknesses, and to identify the relative risk and return profile of any potential target for our initial business combination.

Each of our officers and directors presently has contractual obligations to other entities, and any of them in the future may have additional fiduciary or contractual obligations to other entities including other special purpose acquisition companies, or “SPACs” pursuant to which such officer or director is or will be required to present an initial business combination opportunity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.

Our Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be approximately $10.025 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and may not be viewed favorably by certain target businesses. This may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Xiandai Tongxin Building, 201 Xin Jinqiao Road, Rm 302, Pudong New District, Shanghai, China. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, ordinary shares and rights are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC on May 28, 2025 to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700,000,000 as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov

Risk Factors Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company.

Since we may initiate a business combination with target company operating in China, you may be subject to additional risk factors. These include significant regulatory, liquidity, and enforcement risks. For example, we face risks arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. In addition, the Chinese government may intervene or influence our operations at any time or exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our ordinary shares. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For a detailed description of the risks relating to acquiring and operating a target business in China, see Please see “Risks Related to Our Possible Business Combination in China” and “Risks Related to Acquiring and Operating a Business Outside of the United States” for more information.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their founder shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within 15 months from the closing of our IPO (or up to 24 months, if we extend the time to complete an initial business combination) may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights potentially at a loss.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our rights will expire worthless.

●	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.

●	Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our ability to complete a business combination may be impacted by the fact that the only individuals having voting securities in our sponsor, Ms. Danhua Xu and Ms. Caihong Chen, are non-U.S. persons, and all of our officers and directors are located in, or have significant ties to, China. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Our Securities

●	We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

●	If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those target companies in China.

●	If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S.

●	If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.

●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures and approvals may be required in connection with our Initial Public Offering and our initial business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid an initial business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

●	Governmental control of currency conversion may affect the value of your investment.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination and could increase the probability that our initial business combination would be unsuccessful.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Our ability to consummate an initial business combination may be adversely affected by the Chinese government which may intervene or influence our operations at any time including before the consummation of our initial business combination through the directors and officers who have significant ties in China and due the fact that our headquarters is based in China. The Chinese government may have potential oversight and discretion over the conduct of our and directors’ and officers’ search for a target company in view of the fact that the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and initiated various regulatory actions and made various public statements, some of which are published with little advance notice, showing its significant authority to exert influence on the ability of a China-based company to conduct its business, undertake an initial business combination, make or accept foreign investments or list on a U.S. stock exchange.

●

The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.025 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our ordinary shares.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.025 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through courts in the United States may be limited.

●	If the net proceeds of this offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate for at least the next 15 months, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.025 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per unit.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	Our initial business combination or related reincorporation may result in taxes imposed on shareholders.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	The SEC issued final rules to regulate SPACs — including rules related to the extent to which SPACs could be become subject to regulation under the Investment Company Act — that may increase our costs and the time needed to complete our initial business combination.

●	The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

●	Heightened tensions in international relations, particularly between the United States and China, may adversely impact our business, financial condition, and results of operations.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.025 per share.

●	If we have not completed an initial business combination within the period to consummate the initial business combination, our public shareholders may be forced to wait beyond such period to consummate the initial business combination before redemption from our trust account.

●	We may not hold an annual meeting of shareholders until after the completion of our initial business combination.

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the ordinary shares.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.025 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (except with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.017 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

●	The conversion of any working capital loans or extension loans into working capital units or extension units may result in significant dilution to your public shares.

●	We may issue additional ordinary shares or debt securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than $10.025 or the prevailing market price of our shares at that time which could potentially dilute the interests of our existing shareholders and add costs.

●	Transfers of founder shares are permitted in certain circumstances despite the contractual lock-up to which the founder shares are subject to, which poses risks including sponsor removal, hindering deal completion, and introducing conflicts or control changes.

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after this offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	The dual role of Ms. Caihong Chen at a separate Special Purpose Acquisition Corporation, Future Vision II Acquisition Corp., creates potential conflicts of interests in her duty to Wintergreen.

●	Transfers of founder shares are permitted in certain circumstances despite the contractual lock-up to which the founder shares are subject to, which poses risks including sponsor removal, hindering deal completion, and introducing conflicts or control changes.

Risks Related to Acquiring or Operating Businesses in the PRC

●	If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

●	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies, which could negatively impact potential acquisitions we may pursue in the future.

●	We may undertake our initial business combination with an entity or business which is based in a foreign country, including China, and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

●	U.S. laws and regulations, including the HFCA Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

●	We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

●	Recent regulatory actions by the government of the People’s Republic of China with respect to foreign capital efforts and activities, including Business Combinations with offshore shell companies such as SPACS, may adversely impact our ability to consummate a business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

●	The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

●	We will not conduct an initial business combination with any target company that conducts operations through VIEs, which may limit the pool of acquisition candidates we may acquire in the PRC and make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC.

●	PRC M&A Rules governing mergers and acquisitions (“PRC M&A Rules”) and other PRC regulations may make it more difficult for us to complete an acquisition of a target business.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management and directors named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

●	Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

Cash-Flow Structure of a Post-Acquisition Company Based in China

●	Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of this offering to acquire a target company in the PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

●	Because our sponsor and members of our Board of Directors and management have significant business ties to and are based in the PRC, we will face certain legal and operational risks following our initial public offering, which could cause a significant depreciation of the value of our ordinary shares including rendering them worthless.

●	Since our directors and officers have significant ties to China, and due to the fact that our headquarters is based in China, the Chinese government may have potential oversight and discretion over our directors’ and officers’ search for a target company, which could adversely impact our initial business combination, future business and any future offering of securities.

●	Recent greater oversight by the PRC government and Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our initial business combination, future business and any future offering of securities.

●	In July 2021, the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight. If a PRC regulatory body subsequently determines that its approval is needed for this offering, we cannot predict whether we will be able to obtain such approval.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

●	The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to Our Management Team

●	Our sponsor and members of our Board of Directors and management have significant business ties to and are based in the People’s Republic of China (the “PRC” or “China”).

●	Since our directors and officers have significant ties to China, and due to the fact that our headquarters is based in China, the Chinese government may have potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company.

●	The members of our Board of Directors and management team are located in China, they are citizens of China and/or their assets are located in China, and following completion of a business combination, we may conduct most of our operations in China and most of our assets may be located in China.

●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates for business combination. Therefore, we do not consider that we face significant cybersecurity risks.

We have not adopted any cybersecurity risk management program or formal procedures for assessing cybersecurity risks. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our Board for further actions, including the implementation of mitigation measures or other response or actions that the Board deems appropriate to take.

Since the completion of our initial public offering and as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity threats that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategies, results of operations, or financial condition.

ITEM 2. PROPERTY

We currently maintain our executive offices at Room 8326, Block B, Hongxiang Cultural and Creative Industrial Park, 90 Jiukeshu West Road, Tongzhou District, Beijing. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares and rights are each traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “WTG,” “WTGUU,” and “WTGUR.”, respectively. Our units commenced public trading on May 30, 2025, and our ordinary shares and rights commenced separate trading on July 21, 2025.

Holders

As of date of this Form 10-K, we had three holders of record of our ordinary shares, two holders of record of our units and one holder of record of our rights.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

On December 27, 2024, our Sponsor paid an aggregate of $25,000, or approximately $0.017 per share, for the purchase of 1,437,500 founder shares, par value $0.0001. Our Sponsor is an accredited investor for purposes of Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. Each of the equity holders in our Sponsor are accredited investors under Rule 501(a) of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering. As a result of the IPO underwriter’s partial exercise of the overallotment option, 38,750 Founder Shares were forfeited. As a result, the Sponsor owns a total of 1,398,750 Founder Shares as of the date of this Annual Report.

Use of Proceeds

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

On May 30, 2025, a total of $56,089,875 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the year ended December 31, 2025, income earned on marketable securities held in Trust Account were $1,335,761. As of December 31, 2025, the fair value of marketable securities held in Trust Account of $57,425,636.

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

Repurchases

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Wintergreen,” “our,” “us” or “we” refer to Wintergreen Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On November 17, 2025, we entered into a Merger Agreement (the “Merger Agreement”) with Wintergreen Acquisition Merger Subsidiary Corp., our wholly-owned Cayman Islands subsidiary (“Merger Sub”), and KIKA Technology Inc., a Cayman Islands exempted company (“KIKA”). Pursuant to the Merger Agreement, Merger Sub will merge with and into KIKA, with KIKA surviving the merger as our wholly-owned subsidiary (the “Proposed Business Combination”). Upon consummation of the transaction, we will change our corporate name to “KIKA Inc.”.

The transaction values KIKA at $80,000,000. At the closing, all outstanding ordinary shares of KIKA will be canceled and converted into the right to receive approximately 7,980,050 of our ordinary shares. These shares are valued at $10.025 per share, representing the initial per-share redemption price to be paid to our public shareholders exercising their redemption rights.

The consummation of the Proposed Business Combination remains subject to customary closing conditions, including the SEC declaring our Proxy/Registration Statement effective, the receipt of necessary approvals from both our shareholders and KIKA's shareholders, and our retention of at least $5,000,001 of net tangible assets immediately after the closing.

Results of Operations and Known Trends or Future Events

We have not generated any operating revenues to date. From inception through the closing of our IPO on May 30, 2025, our activities were primarily organizational and focused on preparing for the IPO. Following the IPO, our principal activities shifted to identifying a target for a business combination, conducting due diligence, and negotiating the Merger Agreement with KIKA. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2025, we recorded a net income of $988,403, which consisted of gain from change in fair value of over-allotment liability of $39,900, income earned on marketable securities held in trust account of $1,335,761, interest income earned on purchase of time-deposits of $16,563 and operating expenses of $403,821.

For the period from April 29, 2024 (inception) through December 31, 2024, we incurred a net loss of $10,299, which related to formation and operating expenses of $10,299.

Liquidity and Capital Resources

For the year ended December 31, 2025, cash used in operating activities was $274,011, cash used in investing activities was $56,089,875 and cash provided by financing activities was $57,199,177. As of December 31, 2025, we had cash of $1,324,992 available for working capital needs and marketable securities held in Trust Account of $57,425,636. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of December 31, 2025, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

As of December 31, 2025, we had cash of $1,324,992 in our operating bank accounts, working capital of $1,211,745 and net income of $988,403 for the year ended December 31, 2025. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on May 30, 2025, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until May 30, 2027 to consummate an initial business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by May 30, 2027. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting commission equal to 1.0% of the gross proceeds of the IPO, or $559,500, which will be paid to the underwriters in cash from the funds held in the Trust Account upon the consummation of an initial Business Combination. In addition, we will issue 55,950 representative shares at the consummation of a Business Combination. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period.

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

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our consolidated financial statements, we believe that there were the following critical accounting policies that affected the preparation of consolidated financial statements.

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

The Company reassessed the estimation of redemption shares value as of each subsequent quarterly period end. For the year ended December 31, 2025, the Company reassessed the estimation of redemption value to more accurately reflect the terms of the related share agreements and articles of association, which has affected the earnings per share and accretion to redemption value of the shares subject to possible redemption.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03 ”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. Our management does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2025-11 may have on our consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Yongfang (“Fayer”) Yao	56	Chief Executive Officer and Chairman of the Board
Bingzhao Tan	39	Chief Financial Officer and Director
Xiangxiang Wei	38	Independent Director
Ru Ding	37	Independent Director
Caihong Chen	52	Independent Director

Yongfang (“Fayer”) Yao, Chief Executive Officer and Chairman of the Board of Directors. Yongfang (“Fayer”) Yao, Chief Executive Officer and Chairman of the Board of Directors. Mr. Yao is a seasoned technology executive with extensive experience in the virtual reality (VR) industry. He possesses a deep understanding of VR hardware and software, having worked with leading organizations like iFlytek’s Southern Research Institute. Mr. Yao is the author of the best-selling book “Virtual Reality Basics and Practice” (2018), a widely recognized resource in the VR field.

Mr. Yao founded Shenzhen Yihaiyun Technology Co., Ltd. in January 2019 and has served as the company’s CEO. Yihaiyun focuses on the research and application of metaverse virtual education. The company’s business includes the development of hardware products such as virtual teaching VR/AR headsets, virtual teaching content, and software technology services.

From March 2017 to December 2018, Mr. Yao served as the general manager of the independent business division at Shenzhen Yutaitong Electronic Technology Co., Ltd., focusing on the development of community correction bracelets and VR virtual reality hardware solutions. From July 2015 to February 2017, Mr. Yao served as the general manager of the VR division at Shenzhen Magic Eye Technology Co., Ltd., providing hardware product solutions with proprietary intellectual property rights, supporting software platforms, and focusing on virtual reality and education solutions.

From February 2001 to May 2015, Mr. Yao worked at Yulong Computer Communication Technology (Shenzhen) Co., Ltd. and Shenzhen Tongzhou Electronics Co., Ltd., focusing on overseas markets and global brands, conducting product and technology exchanges with world-class ICT companies, and responsible for global procurement and business negotiations.

Mr. Yao holds a Master of Arts degree in Foreign Linguistics and Applied Linguistics from Central South University.

Bingzhao Tan, Chief Financial Officer and Director. Over the course of Mr. Tan’s career, he has managed institutional financing projects in the aggregate amount of up to 1 billion RMB (approximately USD $154 million). Mr. Tan currently serves as Vice President at Ginkgo Gofar Group Co., Ltd., a role he has held since August 2016. At Ginkgo, Mr. Tan is responsible for institutional financing, including the design and management of external financing products, bridge loans, stock pledges, and other investment vehicles.

Prior to Ginkgo, Mr. Tan served as Corporate Account Manager and Product Manager of Private Banking Center successively at Industrial and Commercial Bank of China Shenzhen Branch (ICBC) from May 2011 to July 2016, during which he provided investment and financing advisory services for high net worth clients. Within this role, Mr. Tan was also responsible for due diligence and recommendation of standardized securities investment projects. At ICBC, Mr. Tan worked closely with funds, brokerages, trusts and other tripartite institutions, handling projects with a scale of over 3 billion RMB (approximately USD $462 million). He was also responsible for marketing and the selection of special account financial products and non-standardized assets. In addition, Mr. Tan has developed customers for multiple A-share listed companies, and he is familiar with various on-balance sheet and off-balance sheet financing businesses.

Mr. Tan holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Bath and a Master of Science degree in Marketing Management from Loughborough University.

Our Independent Director Nominees

We believe that our independent directors will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

Caihong Chen, Independent Director, Chair of the Audit Committee. Ms. Chen, an investment and banking professional who brings nearly 25 years of financial experience to the Company resides in China. Currently, Ms. Chen currently serves the General Manager at Increase Family Office, a role Ms. Chen has held since August 2016. She is also serving as the Chief Financial Officer of Future Vision II Acquisition Corp., a blank check company similar to our company, since March 2024. Ms. Chen served as a Vice President of Operations in the Marketing Department of CITIC Trust Co., Ltd. from 2012 to 2016. Prior to her tenure at CITIC, she served in the capacity of Sub-Branch Manager at two mainland China branches of the China Construction Bank from 2000 to 2012, where she accumulated extensive banking and finance experience. Ms. Chen has invested in various companies in the U.S. and Hong Kong, which later became public, most notably, including investment in Uber (NYSE: UBER), Meten EdtechX Education (NASDAQ: METX) and Razer (01337.HK).

Ms. Chen holds a Bachelor of Art degree in Chinese Linguistics & Literature from Guangzhou Normal University and holds qualifications as an Associate Financial Planner (AFP), and various professional certifications including the Securities Qualification Certificate, Foreign Currency Qualification Certificate and Accounting Certificate.

Ru Ding, Independent Director, Chair of the Compensation Committee and Member of the Audit Committee. Ms. Ding has keen market insight and forward-looking strategic thinking, and has accumulated profound professional knowledge and rich practical experience in the fields of big data and digital economy. In 2022, Ms. Ding obtained a doctorate in technical economics and management from the Department of Quantitative Economics and Technical Economics of the Chinese Academy of Social Sciences, focusing on interdisciplinary research in multiple fields such as big data, digital economy, and industrial economics. Since March 2019, Ms. Ding currently serves as the deputy secretary-general of the Shandong Technology Market Association. She is good at integrating innovative resources, expanding innovative business, innovative industrial planning and industrial economy, and participating in relevant innovative research and industrial resource docking in the application of virtual reality technology. From April 2016 to March 2019, Ms. Ding worked at Shandong University, responsible for project cooperation and management, intellectual property management and operation, and accumulated rich experience in project management and industry-university-research cooperation. From August 2012 to September 2013, Ms. Ding worked at State Grid Shandong Yangxin County Power Supply Company, responsible for financial management, and accumulated solid financial management and practical experience.

Ms. Ding holds a Bachelor degree of Engineering in Communications Engineering from Northeast Electric Power University and a Bachelor degree of Management in Corporate Management from Northeast Normal University, as well as a Master degree of Laws in Basic Principles of Marxism from Northeast Electric Power University.

Xiangxiang Wei, Independent Director, Member of the Audit Committee and Compensation Committee. Mr. Wei has more than 10 years of experience in the manufacturing and robotics fields, and has accumulated profound professional knowledge and practical experience in technological innovation, industrial services, and talent training. Since July 2024, Mr. Wei currently serves as the Chairman of Shenzhen Yucheng Manufacturing Modern Service Innovation Center, responsible for the overall management of the innovation center, promoting the deep integration of manufacturing and modern service industries, and enhancing the innovation capabilities and competitiveness of the manufacturing industry. Since October 2020, Mr. Wei currently serves as the director of the China Metrology Certification CMA Robot Intelligent Equipment Inspection and Testing Laboratory, leading the laboratory’s daily operations and technology research and development work, ensuring the laboratory’s leading position in the field of robot intelligent equipment inspection and testing, and promoting relevant standards formulation and improvement. Since March 2019, Mr. Wei currently serves as the executive director of the Shenzhen Baoan District Intelligent Manufacturing Equipment Industry Science and Technology Service Center, participating in the management of the service center, promoting the development of the intelligent manufacturing equipment industry, and promoting industry-university-research cooperation and technological innovation. Since December 2013, Mr. Wei currently serves as the Secretary-General of Shenzhen Robot Technology Society, responsible for the daily operations and management of Shenzhen Robot Technology Society, organizing academic exchanges, technical training and industry activities, and promoting the development and application of robot technology.

Mr. Wei holds a bachelor’s degree in political science and administration from Ocean University of China.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Xiangxiang Wei, Ru Ding, and Caihong Chen are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a corporate governance committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

A listed company of the Nasdaq must have an audit committee with a minimum of three independent directors who satisfy the independence requirements of Rule 10A-3. We have an audit committee of the board of directors Xiangxiang Wei, Ru Ding, and Caihong Chen serve as members of our audit committee. Our board of directors has determined that each of Xiangxiang Wei, Ru Ding, and Caihong Chen meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Caihong Chen serve as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

We adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the company and assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between us and our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Compensation Committee

Xiangxiang Wei, Ru Ding, and Caihong Chen. Mr. Xiangxiang Wei serve as members of our compensation committee, with Ms. Ru Ding serving as the chairman of the compensation committee. Under Nasdaq listing standards and governance rules and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s ordinary shares under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our Initial Public Offering to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year have not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics and our audit and compensation committee charters are filed as exhibits to our Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors owe the following fiduciary duties:

(i)	duty to act in good faith in what the director believes to be in the best interests of the Company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Ms. Caihong Chen, our independent director and Chair of the Audit Committee is currently involved with another SPAC, and Ms. Chen has a pre-existing fiduciary obligation to present potential target businesses to such SPAC. In addition, our sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours, may pursue other business or investment ventures during the period in which we are seeking an initial business combination, or may be involved with entities in the technology, media, and telecommunications industries, which are industries in which we intend to seek a business combination target. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may be or become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. While there is no formal commitment to proceed in this manner, Ms. Chen, our independent director and Chair of the Audit Committee, to the extent that she is presented with opportunity that would benefit a SPAC, plans to give the first suitable opportunity to Future Vision II Acquisition Corp in the sequence which is currently listing on Nasdaq and the second suitable opportunity to us. While there is no formal commitment to proceed in this manner, we expect that our company will have priority over any other special purpose acquisition companies (if any) subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination. While neither us nor certain other SPACs limit acquisition opportunity to a specific industry or geographic region, we and other SPACs have different criteria and priority for selecting suitable opportunities and the background, experience and resources of management as a whole vary significantly among us and other SPACs. In addition, Messrs. Yao, Tan, Ding, and Wei have indicated that the entities to which they owe respective fiduciary or contractual duties do not materially conflict with their respective roles with Wintergreen Acquisition Corp. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. As a result, we do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other current material management relationships:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Yongfang (“Fayer”) Yao	Shenzhen Yihaiyun Technology Co., Ltd.	Metaverse virtual education, VR/AR headsets, virtual teaching content, software technology services	Founder, CEO

Bingzhao Tan	Ginkgo Gofar Group Co., Ltd.	Financial services, including institutional financing, bridge loans, stock pledges, and other investment vehicles	Vice President

Ru Ding	Shandong Technology Market Association	Technology market development and promotion	Deputy Secretary-General

Xiangxiang Wei	Shenzhen Yucheng Manufacturing Modern Service Innovation Center	Manufacturing and modern service industry integration	Chairman
	China Metrology Certification CMA Robot Intelligent Equipment Inspection and Testing Laboratory	Robot intelligent equipment inspection and testing	Director
	Shenzhen Baoan District Intelligent Manufacturing Equipment Industry Science and Technology Service Center	Intelligent manufacturing equipment industry development	Executive Director
	Shenzhen Robot Technology Society	Robotics technology development and application	Secretary-General

Caihong Chen	Increase Family Office	Investment management and family office services	General Manager
	Future Vision II Acquisition Corp.	Blank check company	Chief Financial Officer

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities. If any of the above executive officers and directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that ordinarily renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares or placement shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor purchased founder shares prior to the date of this prospectus and will purchase placement units in a transaction that will close simultaneously with the closing of this offering.

●	Our sponsor, directors and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares, and any public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the period to consummate the initial business combination. Additionally, our sponsor has agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete our initial business combination within the prescribed time frame. Except as described herein, our sponsor and our executive officers have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (a) 180 days after the completion of our initial business combination and (b) upon completion of our initial business combination, (x) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	Members of our management team and our directors will directly or indirectly own founder shares and/or private placement securities following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The nominal price of $0.017 per share ($25,000 in aggregate) that our sponsor, executive officers, and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers, and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the period to consummate the initial business combination, the founder shares and private placement units will expire worthless, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

●	If we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our intended initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our intended initial business combination as any such fee may not be paid unless we consummate such business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an intended initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our intended initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

We pay affiliate of our sponsor $10,000 per month for office space and administrative and personnel services. In the event that following this offering we obtain working capital loans from our sponsor to finance transaction costs related to our initial business combination, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per units at the option of our sponsor. Additionally, following consummation of a business combination, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers in this offering on the other.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and our sponsor and the members of our management team have agreed to vote any shares purchased during or after the offering, in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, utilities and secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. Additionally, certain directors may receive additional compensation in the form of equity interests of the Sponsor for their services. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Share beneficially owned by them. The following table does not reflect beneficial ownership of the rights included in the units offered by this proxy statement or the included the private placement as these rights are not convertible within 60 days of the date of this proxy statement.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Greater than 5% Holders
MACRO DREAM Holdings Limited(2)	1,652,625	22.62%

Directors and Named Executive Officers
Yongfang (“Fayer”) Yao
Bingzhao Tan
Xiangxiang Wei
Ru Ding
Caihong Chen
All executive officers and directors as a group (5 individuals)

(1)	Unless otherwise noted, the business address of each of our principal shareholders is Room 8326, Block B, Hongxiang Cultural and Creative Industrial Park, 90 Jiukeshu West Road, Tongzhou District, Beijing.
(2)	Our sponsor is the record holder of such shares. Yongfang “Fayer” Yao is the sole managing member of our sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Yao disclaims any beneficial ownership of the securities held by our sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On December 27, 2024, our sponsor paid an aggregate of $25,000, or approximately $0.017 per share, in connection with the subscription by it for 1,437,500 founder shares, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). Up to 187,500 founder shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On May 30, 2025, the underwriters exercised 595,000 over-allotment options out of total 750,000 with remaining unexercised of 155,000. On July 13, 2025, the remaining over-allotment options to purchase 155,000 Units were expired. Accordingly, 38,750 Founder Shares were forfeited as the result.

Our sponsor has agreed not to transfer, assign or sell their Founder Shares (excluding any units or shares comprising the units acquired in the offering) until the earlier to occur of (a) 180 days after the completion of our initial business combination and (b) upon completion of our initial business combination, (x) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor, directors and executive officers with respect to any Founder Shares.

Private Placement

Simultaneously with the closing of our IPO, our Sponsor purchased an aggregate of 253,875 Placement Units at a price of $10.00 per Placement Unit raising $2,538,750 in the aggregate.

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

Administrative Service Arrangements

Commencing on the effective date of the registration statement of our IPO, we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the year ended December 31, 2025, we have accrued $71,667 for the service provided by the Sponsor and as of December 31, 2025, we had amount due to related parties of $71,667. The amount due to related parties is non-interest bearing and due on demand.

Conflicts of Interest

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Promissory Note - Related Party

On August 20, 2024, we issued a promissory note to our Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $475,000 to be used for a portion of the expenses for our IPO. This loan was non-interest bearing, unsecured and was due at the earlier of (1) March 31, 2025 or (2) the closing of our IPO. The loan was fully drawn and was repaid upon the closing of our IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2025, no amounts under the promissory note have been drawn.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by, our sponsor, our officers and directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. We will enter into a registration rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the founder shares.

As of December 31, 2025, we had no borrowings under the working capital loans.

Registration Rights

The holders of the founder shares and private placement units (and their underlying securities) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of our IPO, requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy. Before the consummation of this offering, our audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. An affirmative vote of a majority of the members of the audit committee, present at a meeting at which a quorum is present, will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Except as provided herein, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $475,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to MACRO DREAM Holdings Limited, our sponsor, of $10,000 per month, for up to 15 months (subject to extension up to an additional nine months), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest-bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Xiangxiang Wei, Ru Ding, and Caihong Chen are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of ZH CPA, LLC, or ZH, currently acts as our independent registered public accounting firm. The following is a summary of fees paid to ZH for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ZH in connection with regulatory filings. The aggregate fees billed by ZH for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 totaled $80,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay ZH for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025.

Tax Fees. For the year ended December 31, 2025, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our initial public offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
1.1*	Underwriting Agreement, dated as of May 28, 2025, between the Company and D. Boral Capital LLC., as representative of the underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 29, 2025)
2.1*	Merger Agreement, dated as of November 17, 2025, among Wintergreen Acquisition Corp., Wintergreen Acquisition Merger Subsidiary Corp., and KIKA Technology Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2025).
3.1*	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 29, 2025).
4.1*	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to our Registration Statement (No. 333-286795) filed with the SEC on May 16, 2025).
4.2*	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to our Registration Statement 333-286795 filed with the SEC on May 16, 2025).
4.3*	Specimen Rights Certificate(incorporated by reference to Exhibit 4.4 to our Registration Statement 333-286795 filed with the SEC on May 16, 2025).
4.4*	Rights Agreement, dated as of May 28, 2025, between the Company and Transhare Corporation, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2025)
4.5**	Description of Securities
10.1*	Promissory Note, dated as of August 20, 2024 issued to MACRO DREAM Holdings Limited (incorporated by reference to Exhibit 10.5 to our Registration Statement (No. 333-286795) filed with the SEC on May 16, 2025).
10.2*	Insider Letter Agreement, dated as of May 28, 2025, among the Company, MACRO DREAM Holdings Limited and each director and officer of the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 29, 2025)
10.3*	Investment Management Trust Agreement, dated as of May 15, 2025, between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 29, 2025).
10.4*	Registration Rights Agreement, dated as of May 28, 2025, among the Company, MACRO DREAM Holdings Limited. and D. Boral Capital LLC. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 29, 2025).
10.5*	Placement Unit Purchase Agreement, dated as of May 27, 2025, between the Company and MACRO DREAM Holdings Limited. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 29, 2025)
10.6*	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.4 to our Registration Statement (No. 333-286795) filed with the SEC on May 16, 2025).
10.7*	Administrative Services Agreement, dated as of May 27, 2025, between the Company and MACRO DREAM Holdings Limited. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 29, 2025)
14.1*	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to our Registration Statement (No. 333-286795) filed with the SEC on May 16, 2025).

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1**	Clawback Policy.
101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on February 27, 2026.

WINTERGREEN ACQUISITION CORP.

By:	/s/ Yongfang “Fayer” Yao
Name:	Yongfang “Fayer” Yao
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Yongfang “Fayer” Yao	Principal Executive Officer and Director	February 27, 2026
Yongfang “Fayer” Yao	(Principal Executive Officer)

/s/ Bingzhao Tan	Chief Financial Officer	February 27, 2026
Bingzhao Tan	(Principal Financial and Accounting Officer)

/s/ Xiangxiang Wei	Independent Director	February 27, 2026
Xiangxiang Wei

/s/ Ru Ding	Independent Director	February 27, 2026
Ru Ding

/s/ Caihong Chen	Independent Director	February 27, 2026
Caihong Chen

WINTERGREEN ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 6413)	F-2
Consolidated Balance Sheet as of December 31, 2025 and 2024	F-3
Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Wintergreen Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wintergreen Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year then ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has until May 30, 2027 to consummate the Initial Business Combination. If a business combination is not consummated by this date (unless extended in accordance with the Company’s governing documents as described in Note 1), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2025.

Denver, Colorado

February 27, 2026

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

WINTERGREEN ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

Currency expressed in United States dollars (“US$”)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$1,324,992	$489,701
Prepaid expenses	2,598	-
Total current assets	1,327,590	489,701

Non-current assets
Marketable securities held in Trust Account	57,425,636	-
Total non-current assets	57,425,636	-

TOTAL ASSETS	$58,753,226	$489,701

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$44,178	$-
Due to a related party	71,667	-
Promissory note - related party	-	475,000
Total current liabilities	115,845	475,000

Total Liabilities	115,845	475,000

Commitments and Contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, $0.0001 par value, 500,000,000 shares authorized, 5,595,000 and nil shares subject to possible redemption as of December 31, 2025 and 2024, respectively	53,323,049	-

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,708,575 and 1,437,500 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)	171	144
Additional paid-in capital	5,314,161	24,856
Accumulated deficit	-	(10,299)
Total Shareholders’ Equity	5,314,332	14,701
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$58,753,226	$489,701

(1)	The number includes up to nil and 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2025 and 2024, respectively. On May 30, 2025, the underwriters partially exercised their over-allotment option to purchase an additional 595,000 units at a purchase price of $10.00 per Unit. On July 13, 2025, the underwriters forfeited their option to purchase an additional 155,000 units and as a result, 38,750 Founder Shares were forfeited (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the year ended December 31, 2025 and the period from April 29, 2024 (inception)
through December 31, 2024

Currency expressed in United States dollars (“US$”), except for number of shares

	For the Year Ended	For the Period From April 29, 2024 (Inception) Through
	December 31, 2025	December 31, 2024
Formation and operating costs	$332,154	$10,299
Administrative fee	71,667	-
Total operating expenses	403,821	10,299

Loss from operations	(403,821)	(10,299)

Other income:
Interest income	16,563	-
Income earned on marketable securities held in Trust Account	1,335,761	-
Change in fair value of over-allotment liability	39,900	-
Total other income	1,392,224	-

Income (loss) before income taxes	988,403	(10,299)
Income taxes provision	-	-
Net income (loss)	988,403	(10,299)

Other comprehensive income	-	-
Comprehensive income (loss)	$988,403	$(10,299)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,320,110	-
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.68	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,525,555	1,250,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.83)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

 For the year ended December 31, 2025 and the period from April 29, 2024 (inception)
through December 31, 2024

Currency expressed in United States dollars (“US$”), except for number of shares

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of April 29, 2024 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(10,299)	(10,299)
Balance as of December 31, 2024	1,437,500	$144	$24,856	$(10,299)	$14,701
Net income	-	-	-	988,403	988,403
Proceeds allocated to Public Rights	-	-	6,461,922	-	6,461,922
Sale of private placement shares	253,875	25	2,538,725	-	2,538,750
Issuance of representative shares	55,950	6	493,476	-	493,482
Underwriters’ discount	-	-	(121,614)	-	(121,614)
Other offering expenses	-	-	(29,460)	-	(29,460)
Recognition of over-allotment liability	-	-	(39,900)	-	(39,900)
Forfeiture of Founder Shares	(38,750)	(4)	4	-	-
Accretion of ordinary share subject to redemption value	-	-	(4,013,848)	(978,104)	(4,991,952)
Balance as of December 31, 2025	1,708,575	$171	$5,314,161	$-	$5,314,332

(1)	The number include up to nil, 187,500 and nil ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of April 29, 2024 (inception), December 31, 2024 and December 31, 2025, respectively (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the year ended December 31, 2025 and the period from April 29, 2024 (inception)
through December 31, 2024

Currency expressed in United States dollars (“US$)

	For the Year Ended	For the Period From April 29, 2024 (Inception) Through
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$988,403	$(10,299)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,335,761)	-
Change in fair value of over-allotment liability	(39,900)	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,598)	-
Accounts payable and accrued expenses	44,178	-
Due to a related party	71,667	-
Net Cash Used in Operating Activities	(274,011)	(10,299)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(56,089,875)	-
Purchase of time deposit	(14,000,000)	-
Maturity of time deposit	14,000,000	-
Net Cash Used in Investing Activities	(56,089,875)	-

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from promissory note of related party	-	475,000
Repayment of promissory note to related party	(475,000)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	55,390,500	-
Proceeds from ordinary shares issued in private placement	2,538,750	-
Payment of offering costs	(255,073)	-
Net Cash Provided by Financing Activities	57,199,177	500,000

Net Change in Cash	835,291	489,701
Cash, Beginning of Period	489,701	-
Cash, End of Period	$1,324,992	$489,701

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of representative shares	$493,482	$-
Accretion of ordinary shares subject to redemption value	$4,991,952	$-

The accompanying notes are an integral part of these consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 1 — Organization and Business Operation

Wintergreen Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 29, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

On November 6, 2025, the Company formed a wholly-owned subsidiary, Wintergreen Acquisition Merger Subsidiary Corp., which is an exempted company incorporated under the laws of the Cayman Islands, for the purpose of consummating a Business Combination.

As of December 31, 2025 and 2024, the Company had not commenced any operations. For the period from April 29, 2024 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason; (b) in a vote to continue the company in a jurisdiction outside of the Cayman Islands, holders of founder shares will have ten votes for every founder share and holders of ordinary shares will have one vote for every ordinary share; (c) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (d) the Company’s initial shareholder has entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 15 months from the closing of this offering or during any Extension Period, and (B) with respect to any other provisions relating to shareholders’ rights, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares if the Company fails to complete its initial Business Combination within 15 months from the closing of this offering or during any Extension Period, (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and are entitled to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, placement shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

The Company will have until 15 months from the closing of the IPO (or up to 24 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by up to nine additional months through nine one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

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

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On November 17, 2025, the Company entered into a Merger Agreement (the “Merger Agreement”) with Wintergreen Acquisition Merger Subsidiary Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”), and KIKA Technology INC., a Cayman Islands exempted company (“KIKA”) (collectively with the Company and Merger Sub, the “Parties”, or each a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions therein and in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), the Parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into KIKA, with KIKA being the surviving entity and becoming a wholly owned subsidiary of the Company (the “Proposed Business Combination”). Simultaneously with the consummation of the Business Combination, the Company will change its name to “KIKA Inc.” In connection with the Merger, the shareholders of KIKA (the “KIKA Shareholders”) will receive ordinary shares of the Company (the “Consideration Shares”) in an amount equal to the Valuation of KIKA (as defined in the Merger Agreement) divided by the Per Share Redemption Price (as defined in the Merger Agreement), rounded up to the nearest whole share. The Consideration Shares will be allocated among the KIKA Shareholders in accordance with the Allocation Statement (as defined in the Merger Agreement).

The Company filed a Form 8-K with the SEC on November 17, 2025 to announce the Merger Agreement.

Going Concern Consideration

As of December 31, 2025, the Company had $1,324,992 of cash in its operating bank account, working capital of $1,211,745 and net income of $988,403 for the year ended December 31, 2025. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on May 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until May 30, 2027 to consummate the Initial Business Combination. If a business combination is not consummated by this date (unless extended in accordance with the Company’s governing documents), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 30, 2027.

No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Wintergreen Acquisition Merger Subsidiary Corp. for the purpose of consummating a Business Combination. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of incomes and expenses during the reporting period.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates. Significant estimates made by management on the consolidated financial statements include, but are not limited to, the fair value of public rights, the redemption value of redeemable shares and the fair value of over-allotment liability.

Cash

Cash includes demand deposits with banks that the company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty.

Marketable Securities Held in Trust Account

As of December 31, 2025, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account on the consolidated statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of December 31, 2025, the estimated fair value of marketable securities held in Trust Account was $57,425,636. For the year ended December 31, 2025, the Company recorded income earned on investments held in Trust Account of $1,335,761, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution and marketable securities held in Trust Account, which, at times may exceed the Federal depository insurance coverage of $250,000. Also, the Company maintains certain bank accounts in Hong Kong, where cash balances are protected under Deposit Protection Scheme in accordance with the Deposit Protection Scheme Ordinance, with the maximum protection of up to HKD500,000 per depositor per Scheme member, including both principal and interest. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of underwriting, legal, accounting and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $1,308,056, consisting of $559,500 and $493,482 of underwriting commissions which were paid in cash and representative shares (55,950 ordinary shares) at the closing date of the IPO, respectively and $255,074 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights based on the relative fair values of public shares and public rights. Accordingly, $1,156,982 was allocated to public shares and charged to ordinary shares subject to possible redemption, and $151,075 was allocated to public rights and charged to shareholders’ equity.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature. The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses, due to a related party and promissory note - related party, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2025	2024
Assets:
Marketable securities held in Trust Account	1	$57,425,636	$-

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

Given that the 5,595,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares, net of allocated offering cost, has been classified as temporary equity, and has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital, over an expected 15-month period, which is the initial period that the Company has to complete a Business Combination.

For the year ended December 31, 2025, the Company recorded accretion of ordinary share subject to redemption value of $4,991,952.

Ordinary shares subject to possible redemption reflected on the consolidated balance sheets are recorded in the following table:

Gross proceeds	$55,950,000
Less:
Proceeds allocated to public rights	(6,461,922)
Offering costs allocated to redeemable shares	(1,156,981)
Plus:
Accretion of carrying value to redemption value	4,991,952
Ordinary shares subject to possible redemption as of December 31, 2025	$53,323,049

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On May 30, 2025 and December 31, 2025, the fair value of the over-allotment liability were $39,900 and nil, respectively, and gain from change in fair value of over-allotment liability of $39,900 was recorded for the year ended December 31, 2025.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The consolidated statements of operations and comprehensive income include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the redeemable/non-redeemable shares is reported in the Company’s consolidated statements of operations and comprehensive income. The treasury stock method includes the dilutive effect of potential redeemable/non-redeemable shares including unvested stock-based awards. Potential redeemable shares associated with the over-allotment options are computed under the if-converted method. For the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented on the consolidated statements of operations and comprehensive income is based on the following:

	For the Year Ended December 31, 2025	For the Period From April 29, 2024 (Inception) Through December 31, 2024
Net income (loss)	$988,403	$(10,299)
Less: Accretion of redeemable ordinary shares to redemption value	(4,991,952)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(4,003,549)	$(10,299)

Earnings (loss) per share presented on the consolidated statement of operations and comprehensive income is based on the following:

	For the Year Ended December 31, 2025		For the Period From April 29, 2024 (Inception) Through December 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(2,743,116)	$(1,260,433)	$-	$(10,299)
Accretion of redeemable ordinary shares to redemption value	4,991,952	-	-	-
Allocation of net income (loss)	$2,248,836	$(1,260,433)	$-	$(10,299)
Denominators:
Weighted-average ordinary shares outstanding	3,320,110	1,525,555	-	1,250,000

Basic and diluted earnings (loss) per share	$0.68	$(0.83)	$-	$(0.01)

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures(Subtopic 220-40): Disaggregation of Income Statement Expenses (“ ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its consolidated financial statements.

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

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

As of December 31, 2025 and 2024, there were 1,398,750 and 1,437,500 Founder Shares issued and outstanding, among which, up to nil and 187,500 Founder Shares are subject to forfeiture.

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

This loan is non-interest bearing, unsecured and is due at the earlier of (1) March 31, 2025 or (2) the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company has drawn down the full principal sum of the Promissory Note for the period from April 29, 2024 (inception) through December 31, 2024.

On March 31, 2025, the sponsor irrevocably waived the requirement that the principal balance of the Promissory Note shall be payable by the Company on March 31, 2025. And the principal balance of the Promissory Note shall remain payable by the Company on the date on which the Company consummates the IPO.

Shortly after completion of the IPO, the promissory note was fully repaid.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

For the year ended December 31, 2025 and for the period from April 29, 2024 (inception) through December 31, 2024, the Company had no borrowings under the Working Capital Loans.

(iv) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the year ended December 31, 2025, the Company has accrued $71,667 for the service provided by the Sponsor.

As of December 31, 2025, the Company had amount due to the related party of $71,667.

Balance with the related party:

		December 31,
		2025	2024
Amount due to a related party:
Related party	Nature
MACRO DREAM Holdings Limited	Promissory note provided by the related party	$-	$475,000
MACRO DREAM Holdings Limited	Administrative support service fee	71,667	-

The amount due to the related party is non-interest bearing and due on demand.

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

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

As of December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s over-allotment Option in part and the sales of Placement Units in the private placement, there were 7,303,575 ordinary shares issued and outstanding, including 5,595,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,708,575 ordinary shares. 1,708,575 ordinary shares issued and outstanding, consisted of 1,398,750 ordinary shares of founder shares, 253,875 ordinary shares from private placement and 55,950 ordinary shares to the underwriter.

As of December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, which was Founder Shares with an aggregate of 187,500 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part.

Rights

As of December 31, 2025, there were 5,595,000 public rights included in the Public Units and 253,875 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-eighth (1/8) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and their underlying securities) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the consolidated statement of operations and comprehensive income. The measure of segment assets is reported on the consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,
	2025	2024
Cash	$1,324,992	$489,701
Marketable securities held in Trust Account	$57,425,636	$-

WINTERGREEN ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

	For the Year Ended December 31, 2025	For the Period From April 29, 2024 (Inception) Through December 31, 2024
Operating expenses	$403,821	$10,299
Income earned on marketable securities held in Trust Account	$1,335,761	$-

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the consolidated statements of operations and comprehensive income, are the significant segment expenses provided to the CODM on a regular basis.

Assets Information

All of the Company’s operating long-lived assets, including marketable securities held in Trust Account, were located in U.S. as of December 31, 2025 and 2024.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date of these consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.