Form 10-Q
period 2026-03-31
Wintergreen Acquisition Corp.
filed 2026-05-14
CIK 2053927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there were 1,708,575 ordinary shares, $0.0001 par value issued and outstanding (excluding the 5,595,000 ordinary shares underlying the Wintergreen units issued in the IPO.)

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 (Unaudited) and December 31, 2025

Currency expressed in United States dollars (“US$”), except for number of shares

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,179,430	$1,324,992
Prepaid expenses	64,888	2,598
Total current assets	1,244,318	1,327,590

Non-current assets
Marketable securities held in Trust Account	57,929,106	57,425,636
Total non-current assets	57,929,106	57,425,636

TOTAL ASSETS	$59,173,424	$58,753,226

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$62,671	$44,178
Due to a related party	101,667	71,667
Total current liabilities	164,338	115,845

Total Liabilities	164,338	115,845

Commitments and Contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, $0.0001 par value, 500,000,000 shares authorized, 5,595,000 and 5,595,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively	55,357,018	53,323,049

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,708,575 and 1,708,575 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	171	171
Additional paid-in capital	3,651,897	5,314,161
Accumulated deficit	-	-
Total Shareholders’ Equity	3,652,068	5,314,332
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$59,173,424	$58,753,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Formation and operating costs	$107,655	$75,157
Administrative fee	30,000	-
Total operating expenses	137,655	75,157

Loss from operations	(137,655)	(75,157)

Other income:
Interest income	5,890	-
Income earned on marketable securities held in Trust Account	503,470	-
Total other income	509,360	-

Income (loss) before income taxes	371,705	(75,157)
Income taxes provision	-	-
Net income (loss)	371,705	(75,157)

Other comprehensive income	-	-
Comprehensive income (loss)	$371,705	$(75,157)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,595,000	-
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.14	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,708,575	1,250,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.23)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

For the three months ended March 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	1,708,575	$171	$5,314,161	$-	$5,314,332
Net income	-	-	-	371,705	371,705
Accretion of ordinary share subject to redemption value	-	-	(1,662,264)	(371,705)	(2,033,969)
Balance as of March 31, 2026 (Unaudited)	1,708,575	$171	$3,651,897	$-	$3,652,068

For the three months ended March 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2025	1,437,500	$144	$24,856	$(10,299)	$14,701
Net loss	-	-	-	(75,157)	(75,157)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$(85,456)	$(60,456)

(1)	The number include up to 187,500 and 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of January 1, 2025 and March 31, 2025 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$371,705	$(75,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(503,470)	-
Changes in operating assets and liabilities:
Prepaid expenses	(62,290)	-
Accounts payable and accrued expenses	18,493	-
Due to a related party	30,000	-
Net Cash Used in Operating Activities	(145,562)	(75,157)

Cash Flows from Investing Activities:
Purchase of time deposit	(5,000,000)	-
Maturity of time deposit	5,000,000	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payment of offering costs	-	(104,125)
Net Cash Used in Financing Activities	-	(104,125)

Net Change in Cash	(145,562)	(179,282)
Cash, Beginning of Period	1,324,992	489,701
Cash, End of Period	$1,179,430	$310,419

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of ordinary shares subject to redemption value	$2,033,969	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months ended March 31, 2026

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

As of March 31, 2026 and December 31, 2025, the Company had not commenced any operations. For the period from April 29, 2024 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company filed a Form 8-K with the SEC on November 17, 2025 to announce the Merger Agreement.

Going Concern Consideration

As of March 31, 2026, the Company had $1,179,430 of cash in its operating bank account, working capital of $1,079,980 and net income of $371,705 for the three months ended March 31, 2026 . In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on May 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until May 30, 2027 to consummate the Initial Business Combination. If a business combination is not consummated by this date (unless extended in accordance with the Company’s governing documents), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other future period.

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the financial statements and notes as of December 31, 2025 and for the year ended December 31, 2025 thereto included in the Company’s Form 10-K as filed with the SEC on February 27, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Wintergreen Acquisition Merger Subsidiary Corp. for the purpose of consummating a Business Combination. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates. Significant estimates made by management in the unaudited condensed consolidated financial statements include, but are not limited to, the fair value of public rights and the redemption value of redeemable shares.

Cash

Cash includes demand deposits with banks that the company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty.

Marketable Securities Held in Trust Account

As of March 31, 2026, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the condensed consolidated statement of operations and comprehensive income (loss). The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of March 31, 2026, the estimated fair value of marketable securities held in Trust Account was $57,929,106. For the three months ended March 31, 2026, the Company recorded income earned on investments held in Trust Account of $503,470.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature. The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts payable and accrued expenses and due to a related party, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$57,929,106	$57,425,636

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

For the three months ended March 31, 2026, the Company recorded accretion of ordinary share subject to redemption value of $2,033,969.

Ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are recorded in the following table:

Gross proceeds	$55,950,000
Less:
Proceeds allocated to public rights	(6,461,922)
Offering costs allocated to redeemable shares	(1,156,981)
Plus:
Accretion of carrying value to redemption value	4,991,952
Ordinary shares subject to possible redemption as of December 31, 2025	$53,323,049
Plus:
Accretion of carrying value to redemption value	2,033,969
Ordinary shares subject to possible redemption as of March 31, 2026 (Unaudited)	$55,357,018

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed consolidated statements of operations and comprehensive income include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the redeemable/non-redeemable shares is reported in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The treasury stock method includes the dilutive effect of potential redeemable/non-redeemable shares including unvested stock-based awards. Potential redeemable shares associated with the over-allotment options are computed under the if-converted method. For the three months ended March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented on the unaudited condensed consolidated statements of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net income (loss)	$371,705	$(75,157)
Less: Accretion of redeemable ordinary shares to redemption value	2,033,969	-
Net loss including accretion of redeemable ordinary shares to redemption value	(1,662,264)	(75,157)

Earnings (loss) per share presented on the unaudited condensed consolidated statement of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,273,399)	$(388,865)	$-	$(75,157)
Accretion of redeemable ordinary shares to redemption value	2,033,969	-	-	-
Allocation of net income (loss)	$760,570	$(388,865)	$-	$(75,157)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	-	1,250,000
Basic and diluted earnings (loss) per share	$0.14	$(0.23)	$-	$(0.06)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three months ended March 31, 2026 and 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures(Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

As of March 31, 2026 and December 31, 2025, there were 1,398,750 and 1,398,750 Founder Shares issued and outstanding.

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

For the three months ended March 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

(iv) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended March 31, 2026, the Company has accrued $30,000 for the service provided by the Sponsor.

As of March 31, 2026 and December 31, 2025, the balance of amount due to a related party were $101,667 and $71,667, respectively.

Balance with the related party:

		March 31, 2026	December 31, 2025
		(Unaudited)
Amount due to the related party:
Related party	Nature
MACRO DREAM Holdings Limited	Administrative support service fee	101,667	71,667

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

As of March 31, 2026 and December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s over-allotment Option in part and the sales of Placement Units in the private placement, there were 7,303,575 ordinary shares issued and outstanding, including 5,595,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,708,575 ordinary shares. 1,708,575 ordinary shares issued and outstanding, consisted of 1,398,750 ordinary shares of founder shares, 253,875 ordinary shares from private placement and 55,950 ordinary shares to the underwriter.

Rights

As of March 31, 2026 and December 31, 2025, there were 5,595,000 and 5,595,000 public rights included in the Public Units and 253,875 and 253,875 private rights include in the Placement Units outstanding, respectively. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-eighth (1/8) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the condensed consolidated statement of operations and comprehensive income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Cash	$1,179,430	$1,324,992
Marketable securities held in Trust Account	$57,929,106	$57,425,636

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses	$137,655	$75,157
Income earned on marketable securities held in Trust Account	503,470	-

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the condensed consolidated statements of operations and comprehensive income (loss), are the significant segment expenses provided to the CODM on a regular basis.

Assets Information

All of the Company’s operating long-lived assets, including marketable securities held in Trust Account, were located in U.S. as of March 31, 2026 and December 31, 2025.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of these unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the consolidated financial statements except for those disclosed in other notes to these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Wintergreen,” “our,” “us” or “we” refer to Wintergreen Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

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

The consummation of the Proposed Business Combination remains subject to customary closing conditions, including the SEC declaring our Proxy/Registration Statement effective, the receipt of necessary approvals from both our shareholders and KIKA’s shareholders, and our retention of at least $5,000,001 of net tangible assets immediately after the closing.

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

For the three months ended March 31, 2026, we recorded a net income of $371,705, which consisted of income earned on marketable securities held in trust account of $503,470, interest income earned on purchase of time-deposits of $5,890, offset by operating expenses of $137,655.

For the three months ended March 31, 2025, we incurred a net loss of $75,157, which related to formation and operating expenses of $75,157.

Liquidity and Capital Resources

For the three months ended March 31, 2026, cash used in operating activities was $145,562 and there were no cash used in or provided from investing activities nor financing activities. As of March 31, 2026, we had cash of $1,179,430 available for working capital needs and marketable securities held in Trust Account of $57,929,106. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of March 31, 2026, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2026, we had cash of $1,179,430 in operating bank accounts, working capital of $1,079,980 and a net income of $371,705 for the three months ended March 31, 2026. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on May 30, 2025, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until May 30, 2027 to consummate an initial business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by May 30, 2027. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, we believe that there were the following critical accounting policies that affected the preparation of condensed consolidated financial statements.

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

The Company reassessed the estimation of redemption shares value as of each subsequent quarterly period end to more accurately reflect the terms of the related share agreements and articles of association, which has affected the earnings per share and accretion to redemption value of the shares subject to possible redemption.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. Our management does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2025-11 may have on our condensed consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 for our IPO and the annual report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 27, 2024, our Sponsor paid an aggregate of $25,000, or approximately $0.017 per share, for the purchase of 1,437,500 founder shares, par value $0.0001. Our Sponsor is an accredited investor for purposes of Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. Each of the equity holders in our Sponsor are accredited investors under Rule 501(a) of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering. As a result of the IPO underwriter’s partial exercise of the over-allotment option, 38,750 Founder Shares were forfeited. As a result, the Sponsor owns a total of 1,398,750 Founder Shares as of the date of this Quarterly Report.

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

On May 30, 2025, a total of $56,089,875 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the three months ended March 31, 2026, income earned on marketable securities held in Trust Account were $503,470. As of March 31, 2026, the fair value of marketable securities held in Trust Account of $57,929,106.

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

WINTERGREEN ACQUISITION CORP.

Date:	May 14, 2026

By:	/s/ Yongfang Yao
Name:	Yongfang Yao
Title:	Chief Executive Officer and Chairman of the Board of Directors