Form 10-Q
period 2026-06-30
Wintergreen Acquisition Corp.
filed 2026-08-14
CIK 2053927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there were 1,708,575 ordinary shares, $0.0001 par value issued and outstanding (excluding the 5,595,000 ordinary shares underlying the Wintergreen units issued in the IPO.)

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 (Unaudited) and December 31, 2025

Currency expressed in United States dollars (“US$”), except for number of shares

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,028,051	$1,324,992
Prepaid expenses	44,656	2,598
Marketable securities held in Trust Account	58,438,195	-
Total current assets	59,510,902	1,327,590

Non-current assets
Marketable securities held in Trust Account	-	57,425,636
Total non-current assets	-	57,425,636

TOTAL ASSETS	$59,510,902	$58,753,226

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$-	$44,178
Due to a related party	132,000	71,667
Total current liabilities	132,000	115,845

Total Liabilities	132,000	115,845

Commitments and Contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, $0.0001 par value, 500,000,000 shares authorized, 5,595,000 and 5,595,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively	57,413,611	53,323,049

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,708,575 and 1,708,575 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	171	171
Additional paid-in capital	1,965,120	5,314,161
Accumulated deficit	-	-
Total Shareholders’ Equity	1,965,291	5,314,332
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$59,510,902	$58,753,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$115,093	$74,280	$222,748	$149,437
Administrative fee	30,333	10,333	60,333	10,333
Total operating expenses	145,426	84,613	283,081	159,770

Loss from operations	(145,426)	(84,613)	(283,081)	(159,770)

Other income/(loss):
Interest income	6,153	1,400	12,043	1,400
Income earned on marketable securities held in Trust Account	509,089	203,822	1,012,559	203,822
Change in fair value of over-allotment liability	-	(7,300)	-	(7,300)
Total other income	515,242	197,922	1,024,602	197,922

Income before income taxes	369,816	113,309	741,521	38,152
Income taxes provision	-	-	-	-
Net income	369,816	113,309	741,521	38,152

Other comprehensive income
Comprehensive income	$369,816	$113,309	$741,521	$38,152

Basic weighted average ordinary shares outstanding, redeemable ordinary shares	5,595,000	1,927,167	5,595,000	963,583
Basic earnings per ordinary share, redeemable ordinary shares	$0.14	$0.15	$0.27	$0.33
Basic weighted average ordinary shares outstanding, non-redeemable ordinary shares(1)	1,708,575	1,407,954	1,708,575	1,328,977
Basic loss per ordinary share, non-redeemable ordinary shares	$(0.23)	$(0.12)	$(0.46)	$(0.21)

Diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,595,000	1,980,556	5,595,000	990,278
Diluted earnings per ordinary share, redeemable ordinary shares	$0.14	$0.14	$0.27	$0.32
Diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares(1)	1,708,575	1,407,954	1,708,575	1,328,977
Diluted loss per ordinary share, non-redeemable ordinary shares	$(0.23)	$(0.12)	$(0.46)	$(0.21)

(1)	The numbers for the six and three months ended June 30, 2025 exclude up to 38,750 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

For the three and six months ended June 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	1,708,575	$171	$5,314,161	$-	$5,314,332
Net income	-	-	-	371,705	371,705
Accretion of ordinary share subject to redemption value	-	-	(1,662,264)	(371,705)	(2,033,969)
Balance as of March 31, 2026 (Unaudited)	1,708,575	$171	$3,651,897	$-	$3,652,068
Net income	-	-	-	369,816	369,816
Accretion of ordinary share subject to redemption value	-	-	(1,686,777)	(369,816)	(2,056,593)
Balance as of June 30, 2026 (Unaudited)	1,708,575	$171	$1,965,120	$-	$1,965,291

For the three and six months ended June 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2025	1,437,500	$144	$24,856	$(10,299)	$14,701
Net loss	-	-	-	(75,157)	(75,157)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$(85,456)	$(60,456)
Net income	-	-	-	113,309	113,309
Proceeds allocated to Public Rights	-		6,461,922	-	6,461,922
Sale of private placement shares	253,875	25	2,538,725	-	2,538,750
Issuance of representative shares	55,950	6	493,476	-	493,482
Underwriters’ discount	-	-	(121,614)	-	(121,614)
Other offering expenses	-	-	(29,460)	-	(29,460)
Recognition of over-allotment liability	-	-	(39,900)	-	(39,900)
Accretion of ordinary share subject to redemption value	-	-	(489,815)	(27,853)	(517,668)
Balance as of June 30, 2025 (Unaudited)	1,747,325	$175	$8,838,190	$-	$8,838,365

(1)	The number include up to 187,500, 187,500 and 38,750 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of January 1, 2025, March 31, 2025 and June 30, 2025, respectively (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$741,521	$38,152
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,012,559)	(203,822)
Change in fair value of over-allotment liability	-	7,300
Changes in operating assets and liabilities:
Prepaid expenses	(42,058)	(7,177)
Accounts payable and accrued expenses	(44,178)	6,370
Due to a related party	60,333	10,333
Net Cash Used in Operating Activities	(296,941)	(148,844)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	-	(56,089,875)
Purchase of time deposit	(11,000,000)	(1,000,000)
Maturity of time deposit	11,000,000	1,000,000
Net Cash Used in Investing Activities	-	(56,089,875)

Cash Flows from Financing Activities:
Repayment of promissory note to a related party	-	(475,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	55,390,500
Proceeds from ordinary shares issued in private placement	-	2,538,750
Payment of offering costs	-	(255,074)
Net Cash Provided by Financing Activities	-	57,199,176

Net Change in Cash	(296,941)	960,457
Cash, Beginning of Period	1,324,992	489,701
Cash, End of Period	$1,028,051	$1,450,158

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of representative shares	-	$493,482
Accretion of ordinary shares subject to redemption value	$4,090,562	$517,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months ended June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Company had not commenced any operations. For the period from April 29, 2024 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

On November 17, 2025, the Company entered into a Merger Agreement (the “Merger Agreement”) with Wintergreen Acquisition Merger Subsidiary Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”), and KIKA Technology INC., a Cayman Islands exempted company (“KIKA”) (collectively with the Company and Merger Sub, the “Parties”, or each a “Party”) (the “KIKA Merger”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions therein and in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), the Parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into KIKA, with KIKA being the surviving entity and becoming a wholly owned subsidiary of the Company (the “Proposed Business Combination”). Simultaneously with the consummation of the Business Combination, the Company will change its name to “KIKA Inc.” In connection with the Merger, the shareholders of KIKA (the “KIKA Shareholders”) will receive ordinary shares of the Company (the “Consideration Shares”) in an amount equal to the Valuation of KIKA (as defined in the Merger Agreement) divided by the Per Share Redemption Price (as defined in the Merger Agreement), rounded up to the nearest whole share. The Consideration Shares will be allocated among the KIKA Shareholders in accordance with the Allocation Statement (as defined in the Merger Agreement).

The Company filed a Form 8-K with the SEC on November 17, 2025 to announce the Merger Agreement.

On April 16, 2026, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the KIKA Merger. On July 2, 2026, the Company filed Amendment No. 1 to the Form S-4. On July 21, 2026, the Company filed Amendment No. 2 to the Form S-4. On August 4, 2026, the Company filed Amendment No. 3 to the Form S-4. On August 12, 2026, the Company filed Amendment No. 4 to the Form S-4.

Going Concern Consideration

As of June 30, 2026, the Company had $1,028,051 of cash in its operating bank account, working capital of $940,707 and net income of $741,521 for the six months ended June 30, 2026. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on May 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until May 30, 2027 to consummate the Initial Business Combination. If a business combination is not consummated by this date (unless extended in accordance with the Company’s governing documents), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other future period.

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

Marketable Securities Held in Trust Account

As of June 30, 2026, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the condensed consolidated statement of operations and comprehensive income (loss). The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of June 30, 2026, the estimated fair value of marketable securities held in Trust Account was $58,438,195. For the three months ended June 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $509,089 and $203,822, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $1,012,559 and $203,822, respectively.

The Company reclassified its marketable securities held in the Trust Account from non-current to current assets as of June 30, 2026, as the mandatory redemption date of May 30, 2027 is within one year from the condensed consolidated balance sheet date.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$58,438,195	$57,425,636

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

For the three months ended June 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $2,056,593 and $517,668, respectively.

For the six months ended June 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $4,090,562 and $517,668, respectively.

Ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are recorded in the following table:

Gross proceeds	$55,950,000
Less:
Proceeds allocated to public rights	(6,461,922)
Offering costs allocated to redeemable shares	(1,156,981)
Plus:
Accretion of carrying value to redemption value	4,991,952
Ordinary shares subject to possible redemption as of December 31, 2025	$53,323,049
Plus:
Accretion of carrying value to redemption value	4,090,562
Ordinary shares subject to possible redemption as of June 30, 2026 (Unaudited)	$57,413,611

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

On May 30, 2025 and June 30, 2025, the fair value of the over-allotment liability were $39,900 and $47,200, respectively, and loss from change in fair value of over-allotment liability of $7,300 was recorded for the three and six months ended June 30, 2025.

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

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the redeemable/non-redeemable shares is reported in the Company’s condensed consolidated statements of operations and comprehensive income. The treasury stock method includes the dilutive effect of potential redeemable/non-redeemable shares including unvested stock-based awards. Potential redeemable shares associated with the over-allotment options are computed under the if-converted method. For the three and six months ended June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. For the three and six months ended June 30, 2025, the effect of diluted securities was 12,163.

Net income (loss) used in the calculation of basic EPS is based on the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$369,816	$113,309	$741,521	$38,152
Less: Accretion of redeemable ordinary shares to redemption value	(2,056,593)	(517,668)	(4,090,562)	(517,668)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,686,777)	$(404,359)	$(3,349,041)	$(479,516)

Basic EPS presented on the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2026 and 2025 is based on the following:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,292,178)	$(394,599)	$(233,655)	$(170,704)
Accretion of redeemable ordinary shares to redemption value	2,056,593	-	517,668	-
Allocation of net income (loss)	$764,415	$(394,599)	$284,013	$(170,704)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	1,927,167	1,407,954
Basic earnings (loss) per share	$0.14	$(0.23)	$0.15	$(0.12)

Basic EPS presented on the unaudited condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2026 and 2025 is based on the following:

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(2,565,577)	$(783,464)	$(201,545)	$(277,971)
Accretion of redeemable ordinary shares to redemption value	4,090,562	-	517,668	-
Allocation of net income (loss)	$1,524,985	$(783,464)	$316,123	$(277,971)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	963,583	1,328,977
Basic earnings (loss) per share	$0.27	$(0.46)	$0.33	$(0.21)

Net income (loss) used in the calculation of diluted EPS is based on the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$369,816	$113,309	$741,521	$38,152
Less: Accretion of redeemable ordinary shares to redemption value	(2,056,593)	(517,668)	(4,090,562)	(517,668)
Less: accretion of ordinary share subject to redemption value of participating securities considered potentially dilutive	-	(12,163)	-	(12,163)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,686,777)	$(416,522)	$(3,349,041)	$(491,679)

Diluted EPS presented on the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2026 and 2025 is based on the following:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,292,178)	$(394,599)	$(243,454)	$(173,068)
Accretion of redeemable ordinary shares to redemption value	2,056,593	-	529,831	-
Allocation of net income (loss)	$764,415	$(394,599)	$286,377	$(173,068)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	1,980,556	1,407,954
Diluted earnings (loss) per share	$0.14	$(0.23)	$0.14	$(0.12)

Diluted EPS presented on the unaudited condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2026 and 2025 is based on the following:

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(2,565,577)	$(783,464)	$(209,938)	$(281,742)
Accretion of redeemable ordinary shares to redemption value	4,090,562	-	529,831	-
Allocation of net income (loss)	$1,524,985	$(783,464)	$319,894	$(281,742)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	990,278	1,328,977
Diluted earnings (loss) per share	$0.27	$(0.46)	$0.32	$(0.21)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, there were 1,398,750 and 1,398,750 Founder Shares issued and outstanding.

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

For the three and six months ended June 30, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

(iv) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended June 30, 2026 and 2025, the Company has accrued $30,333 and $10,333 for the service provided by the Sponsor, respectively. For the six months ended June 30, 2026 and 2025, the Company has accrued $60,333 and $10,333 for the service provided by the Sponsor, respectively.

As of June 30, 2026 and December 31, 2025, the balance of amount due to a related party were $132,000 and $71,667, respectively.

Balance with the related party:

		June 30, 2026	December 31, 2025
		(Unaudited)
Amount due to the related party:
Related party	Nature
MACRO DREAM Holdings Limited	Administrative support service fee	132,000	71,667

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

As of June 30, 2026 and December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s over-allotment Option in part and the sales of Placement Units in the private placement, there were 7,303,575 ordinary shares issued and outstanding, including 5,595,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,708,575 ordinary shares. 1,708,575 ordinary shares issued and outstanding, consisted of 1,398,750 ordinary shares of founder shares, 253,875 ordinary shares from private placement and 55,950 ordinary shares to the underwriter.

Rights

As of June 30, 2026 and December 31, 2025, there were 5,595,000 and 5,595,000 public rights included in the Public Units and 253,875 and 253,875 private rights include in the Placement Units outstanding, respectively. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-eighth (1/8) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the condensed consolidated statement of operations and comprehensive income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Cash	$1,028,051	$1,324,992
Marketable securities held in Trust Account	$58,438,195	$57,425,636

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$145,426	$84,613	$283,081	$159,770
Income earned on marketable securities held in Trust Account	509,089	203,822	1,012,559	203,822

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the condensed consolidated statements of operations and comprehensive income, are the significant segment expenses provided to the CODM on a regular basis.

Assets Information

All of the Company’s operating long-lived assets, including marketable securities held in Trust Account, were located in U.S. as of June 30, 2026 and December 31, 2025.

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

For the three months ended June 30, 2026, we recorded a net income of $369,816, which consisted of income earned on marketable securities held in trust account of $509,089, interest income earned on purchase of time-deposits of $6,153, offset by operating expenses of $145,426.

For the three months ended June 30, 2025, we recorded a net income of $113,309, which consisted of loss from change in fair value of over-allotment liability of $7,300, income earned on marketable securities held in trust account of $203,822, interest income earned on purchase of time-deposits of $1,400 and operating expenses of $84,613.

For the six months ended June 30, 2026, we recorded a net income of $741,521, which consisted of income earned on marketable securities held in trust account of $1,012,559, interest income earned on purchase of time-deposits of $12,043, offset by operating expenses of $283,081.

For the six months ended June 30, 2025, we recorded a net income of $38,152, which consisted of loss from change in fair value of over-allotment liability of $7,300, income earned on marketable securities held in trust account of $203,822, interest income earned on purchase of time-deposits of $1,400 and operating expenses of $159,770.

Liquidity and Capital Resources

For the six months ended June 30, 2026, cash used in operating activities was $296,941 and there were no cash used in or provided from investing activities nor financing activities. As of June 30, 2026, we had cash of $1,028,051 available for working capital needs and marketable securities held in Trust Account of $58,438,195. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of June 30, 2026, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

As of June 30, 2026, we had cash of $1,028,051 in operating bank accounts, working capital of $940,707 and a net income of $741,521 for the six months ended June 30, 2026. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on May 30, 2025, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until May 30, 2027 to consummate an initial business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by May 30, 2027. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 for our IPO and the annual report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On May 30, 2025, a total of $56,089,875 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the three months ended June 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $509,089 and $203,822, respectively. For the six months ended June 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $1,012,559 and $203,822, respectively. As of June 30, 2026, the fair value of marketable securities held in Trust Account of $58,438,195.

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

Item 6. Exhibits

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

WINTERGREEN ACQUISITION CORP.

Date:	August 14, 2026

By:	/s/ Yongfang Yao
Name:	Yongfang Yao
Title:	Chief Executive Officer and Chairman of the Board of Directors