Form 10-Q
period 2026-09-30
Wintergreen Acquisition Corp.
filed 2026-11-13
CIK 2053927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there were 1,708,575 ordinary shares, $0.0001 par value issued and outstanding (excluding the 5,595,000 ordinary shares underlying the Wintergreen units issued in the IPO.)

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 (Unaudited) and December 31, 2025

Currency expressed in United States dollars (“US$”), except for number of shares

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,017,135	$1,324,992
Prepaid expenses	23,083	2,598
Marketable securities held in Trust Account	59,337,695	-
Total current assets	60,377,913	1,327,590

Non-current assets
Marketable securities held in Trust Account	-	57,425,636
Total non-current assets	-	57,425,636

TOTAL ASSETS	$60,377,913	$58,753,226

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$-	$44,178
Due to a related party	162,667	71,667
Promissory note - a related party	369,270	-
Total current liabilities	531,937	115,845

Total Liabilities	531,937	115,845

Commitments and Contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, $0.0001 par value, 500,000,000 shares authorized, 5,595,000 and 5,595,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively	59,337,695	53,323,049

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,708,575 and 1,708,575 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	171	171
Additional paid-in capital	508,110	5,314,161
Accumulated deficit	-	-
Total Shareholders’ Equity	508,281	5,314,332
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$60,377,913	$58,753,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$37,814	$40,526	$260,562	$189,963
Administrative fee	30,667	30,667	91,000	41,000
Total operating expenses	68,481	71,193	351,562	230,963

Loss from operations	(68,481)	(71,193)	(351,562)	(230,963)

Other income:
Interest income	5,325	8,305	17,368	9,705
Income earned on marketable securities held in Trust Account	530,230	582,130	1,542,789	785,952
Change in fair value of over-allotment liability	-	47,200	-	39,900
Total other income	535,555	637,635	1,560,157	835,557

Income before income taxes	467,074	566,442	1,208,595	604,594
Income taxes provision	-	-	-	-
Net income	467,074	566,442	1,208,595	604,594

Other comprehensive income
Comprehensive income	$467,074	$566,442	$1,208,595	$604,594

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,595,000	5,595,000	5,595,000	2,530,092
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.14	$0.18	$0.42	$0.57
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,708,575	1,708,575	1,708,575	1,457,370
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.20)	$(0.25)	$(0.66)	$(0.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”), except for number of shares

For the three and nine months ended September 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	1,708,575	$171	$5,314,161	$-	$5,314,332
Net income	-	-	-	371,705	371,705
Accretion of ordinary share subject to redemption value	-	-	(1,662,264)	(371,705)	(2,033,969)
Balance as of March 31, 2026 (Unaudited)	1,708,575	$171	$3,651,897	$-	$3,652,068
Net income	-	-	-	369,816	369,816
Accretion of ordinary share subject to redemption value	-	-	(1,686,777)	(369,816)	(2,056,593)
Balance as of June 30, 2026 (Unaudited)	1,708,575	$171	$1,965,120	$-	$1,965,291
Net income	-	-	-	467,074	467,074
Accretion of ordinary share subject to redemption value	-	-	(1,457,010)	(467,074)	(1,924,084)
Balance as of September 30, 2026 (Unaudited)	1,708,575	$171	$508,110	$-	$508,281

For the three and nine months ended September 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2025	1,437,500	$144	$24,856	$(10,299)	$14,701
Net loss	-	-	-	(75,157)	(75,157)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$(85,456)	$(60,456)
Net income	-	-	-	113,309	113,309
Proceeds allocated to Public Rights	-		6,461,922	-	6,461,922
Sale of private placement shares	253,875	25	2,538,725	-	2,538,750
Issuance of representative shares	55,950	6	493,476	-	493,482
Underwriters’ discount	-	-	(121,614)	-	(121,614)
Other offering expenses	-	-	(29,460)	-	(29,460)
Recognition of over-allotment liability	-	-	(39,900)	-	(39,900)
Accretion of ordinary share subject to redemption value	-	-	(489,815)	(27,853)	(517,668)
Balance as of June 30, 2025 (Unaudited)	1,747,325	$175	$8,838,190	$-	$8,838,365
Net income	-	-	-	566,442	566,442
Forfeiture of Founder Shares	(38,750)	(4)	4	-	-
Accretion of ordinary share subject to redemption value	-	-	(1,793,523)	(566,442)	(2,359,965)
Balance as of September 30, 2025 (Unaudited)	1,708,575	$171	$7,044,671	$-	$7,044,842

(1)	The number include up to 187,500, 187,500, 38,750 and nil ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of January 1, 2025, March 31, 2025, June 30, 2025 and September 30, 2025, respectively (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2026 and 2025 (Unaudited)

Currency expressed in United States dollars (“US$”)

	For the Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,208,595	$604,594
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,542,789)	(785,952)
Change in fair value of over-allotment liability	-	(39,900)
Changes in operating assets and liabilities:
Prepaid expenses	(20,485)	(4,387)
Accounts payable and accrued expenses	(44,178)	25,274
Due to a related party	91,000	41,000
Net Cash Used in Operating Activities	(307,857)	(159,371)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	-	(56,089,875)
Investment of cash in Trust Account - extension deposits	(369,270)	-
Purchase of time deposit	(16,100,000)	(8,000,000)
Maturity of time deposit	16,100,000	8,000,000
Net Cash Used in Investing Activities	(369,270)	(56,089,875)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to a related party	369,270	-
Repayment of promissory note to a related party	-	(475,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	55,390,500
Proceeds from ordinary shares issued in private placement	-	2,538,750
Payment of offering costs	-	(255,074)
Net Cash Provided by Financing Activities	369,270	57,199,176

Net Change in Cash	(307,857)	949,930
Cash, Beginning of Period	1,324,992	489,701
Cash, End of Period	$1,017,135	$1,439,631

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of representative shares	-	$493,482
Accretion of ordinary shares subject to redemption value	$6,014,646	$2,877,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WINTERGREEN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months ended September 30, 2026

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

On November 6, 2025, the Company formed a wholly-owned subsidiary, Wintergreen Acquisition Merger Subsidiary Corp. (the “Merger Sub”), which is an exempted company incorporated under the laws of the Cayman Islands, for the purpose of consummating a Business Combination.

As of September 30, 2026 and December 31, 2025, the Company had not commenced any operations. For the period from April 29, 2024 (inception) through September 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on May 30, 2025, an amount of $55,950,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination on August 30, 2026 (as extended to November 30, 2026 pursuant to the First, Second and Third Extension defined below) or up to May 30, 2027 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 15 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 15 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.025 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. The ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from the closing of the Initial Public Offering or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from the closing of this offering or during any Extension Period.

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

The Company will have until 15 months from the closing of the IPO (or up to 24 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by up to nine additional months through nine one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). On September 1, 2026, the Company effected the first of such nine possible one-month extensions (the “First Extension”), extending the deadline to consummate a Business Combination from August 30, 2026, to September 30, 2026. On September 28, 2026, the Company effected the second of such nine possible one-month extensions (the “Second Extension”), extending the deadline from September 30, 2026, to October 30, 2026. On October 25, 2026, the Company effected the third of such nine possible one-month extensions (the “Third Extension”), extending the deadline from October 30, 2026, to November 30, 2026. The First, Second and Third Extensions are collectively referred to as the “Extensions”. In connection with each of the Extensions, the Sponsor deposited $184,635 into the Trust Account as the Extension Fee, and the Company issued an unsecured, non-interest bearing promissory note to the Sponsor in the same principal amount (see Note 5(iii)). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

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

The Company filed a Form 8-K with the SEC on November 17, 2025 to announce the Merger Agreement.

On April 16, 2026, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the KIKA Merger. On July 2, 2026, the Company filed Amendment No. 1 to the Form S-4. On July 21, 2026, the Company filed Amendment No. 2 to the Form S-4. On August 4, 2026, the Company filed Amendment No. 3 to the Form S-4. On August 12, 2026, the Company filed Amendment No. 4 to the Form S-4. On August 28, 2026, the Company filed Amendment No. 5 to the Form S-4. On September 11, 2026, the Company filed Amendment No. 6 to the Form S-4. On September 30, 2026, the Company filed Amendment No. 7 to the Form S-4. On October 21, 2026, the Company filed Amendment No. 8 to the Form S-4. On November 10, 2026, the Company filed Amendment No. 9 to the Form S-4.

Going Concern Consideration

As of September 30, 2026, the Company had $1,017,135 of cash in its operating bank account, working capital of $508,281 and net income of $1,208,595 for the nine months ended September 30, 2026. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on May 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until May 30, 2027 to consummate the Initial Business Combination. If a business combination is not consummated by this date (unless extended in accordance with the Company’s governing documents), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other future period.

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of incomes and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates. Significant estimates made by management on the unaudited condensed consolidated financial statements include, but are not limited to, the fair value of public rights and the redemption value of redeemable shares.

Cash

Cash includes demand deposits with banks that the company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account on the condensed consolidated statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the estimated fair value of marketable securities held in Trust Account was $59,337,695 and $57,425,636, respectively. For the three months ended September 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $530,230 and $582,130, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $1,542,789 and $785,952, respectively.

The Company reclassified its marketable securities held in the Trust Account from non-current to current assets as of September 30, 2026, as the mandatory redemption date of May 30, 2027 is within one year from the condensed consolidated balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution and marketable securities held in Trust Account, which, at times may exceed the Federal depository insurance coverage of $250,000. Also, the Company maintains certain bank accounts in Hong Kong, where cash balances are protected under Deposit Protection Scheme in accordance with the Deposit Protection Scheme Ordinance, with the maximum protection of up to HKD500,000 per depositor per Scheme member, including both principal and interest. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented on the accompanying condensed consolidated balance sheets, primarily due to their short-term nature. The carrying amounts reported on the condensed consolidated balance sheets for cash, accounts payable and accrued expenses, due to a related party and promissory note – a related party, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$59,337,695	$57,425,636

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

Given that the 5,595,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares, net of allocated offering cost, has been classified as temporary equity, and has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital, or in the absence of both retained earnings and additional paid-in capital, as an increase to accumulated deficit, over an expected 15-month period (which ended August 30, 2026), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since August 30, 2026. During the Extension Period subsequent to August 30, 2026, the Company changed the method to (ii) to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

For the three months ended September 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,924,084 and $2,359,965, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $6,014,646 and $2,877,633, respectively.

Ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet are recorded in the following table:

Gross proceeds	$55,950,000
Less:
Proceeds allocated to public rights	(6,461,922)
Offering costs allocated to redeemable shares	(1,156,981)
Plus:
Accretion of carrying value to redemption value	4,991,952
Ordinary shares subject to possible redemption as of December 31, 2025	$53,323,049
Plus:
Accretion of carrying value to redemption value	6,014,646
Ordinary shares subject to possible redemption as of September 30, 2026 (Unaudited)	$59,337,695

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

On May 30, 2025 and September 30, 2025, the fair value of the over-allotment liability were $39,900 and nil, respectively, and loss from change in fair value of over-allotment liability of $47,200 and $39,900 was recorded for the three and nine months ended September 30, 2025, respectively.

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

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the redeemable/non-redeemable shares is reported in the Company’s condensed consolidated statements of operations and comprehensive income. The treasury stock method includes the dilutive effect of potential redeemable/non-redeemable shares including unvested stock-based awards. Potential redeemable shares associated with the over-allotment options are computed under the if-converted method. For the three and nine months ended September 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Net income (loss) used in the calculation of basic and diluted earnings (loss) per share is based on the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$467,074	$566,442	$1,208,595	$604,594
Less: Accretion of redeemable ordinary shares to redemption value	(1,924,084)	(2,359,965)	(6,014,646)	(2,877,633)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,457,010)	$(1,793,523)	$(4,806,051)	$(2,273,039)

Basic and diluted EPS presented on the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2026 and 2025 is based on the following:

	For the Three Months Ended September 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,116,162)	$(340,848)	$(1,373,952)	$(419,571)
Accretion of redeemable ordinary shares to redemption value	1,924,084	-	2,359,965	-
Allocation of net income (loss)	$807,922	$(340,848)	$986,013	$(419,571)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	5,595,000	1,708,575
Basic and diluted earnings (loss) per share	$0.14	$(0.20)	$0.18	$(0.25)

Basic and diluted EPS presented on the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2026 and 2025 is based on the following:

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(3,681,739)	$(1,124,312)	$(1,442,270)	$(830,769)
Accretion of redeemable ordinary shares to redemption value	6,014,646	-	2,877,633	-
Allocation of net income (loss)	$2,332,907	$(1,124,312)	$1,435,363	$(830,769)

Denominators:
Weighted-average ordinary shares outstanding	5,595,000	1,708,575	2,530,092	1,457,370
Basic and diluted earnings (loss) per share	$0.42	$(0.66)	$0.57	$(0.57)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three and nine months ended September 30, 2026 and 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures(Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its condensed consolidated financial statements.

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

As of September 30, 2026 and December 31, 2025, there were 1,398,750 and 1,398,750 Founder Shares issued and outstanding.

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

(ii) Promissory Note — Related Party (IPO)

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

(iii) Promissory Note — Related Party (Extension)

On August 24, 2026 and September 28, 2026, the Company’s Board of Directors approved the First and Second Extensions, respectively, extending the deadline to consummate a Business Combination from August 30, 2026 to September 30, 2026 and from September 30, 2026 to October 30, 2026. On September 1, 2026 and September 28, 2026, in connection with each Extension, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $184,635 each (collectively the “Extension Promissory Notes”). The Extension Promissory Notes do not bear interest and mature upon the earlier of: (i) the closing of the Company’s initial Business Combination, or (ii) the date the Company is required to liquidate. In the event that the Company does not consummate a Business Combination, the Extension Promissory Notes will be forgiven and the Sponsor will have no right to receive payment under the Notes.

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Extension Promissory Notes, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Extension Promissory Notes into units of the Company at a conversion price equal to $10.00 per unit, upon the consummation of a Business Combination. Such units will be identical to the Placement Units issued to the Sponsor in the private placement that closed simultaneously with the Company’s IPO. The Sponsor has agreed to waive any and all right, title, interest, or claim of any kind in or to any distribution of or from the Trust Account with respect to the Extension Promissory Notes.

As of September 30, 2026, the proceeds of the Extension Promissory Notes of $184,635 each (aggregating $369,270 in total) were deposited directly into the Company’s Trust Account to fund the corresponding Extensions.

(iv) Working Capital Loans

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

For the three and nine months ended September 30, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

(v) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended September 30, 2026 and 2025, the Company has accrued $30,667 and $30,667 for the service provided by the Sponsor, respectively. For the nine months ended September 30, 2026 and 2025, the Company has accrued $91,000 and $41,000 for the service provided by the Sponsor, respectively.

As of September 30, 2026 and December 31, 2025, the balance of amount due to a related party were $162,667 and $71,667, respectively.

Balance with the related party:

		September 30, 2026	December 31, 2025
		(Unaudited)
Amount due to the related party:
Related party	Nature
MACRO DREAM Holdings Limited	Administrative support service fee	162,667	71,667
MACRO DREAM Holdings Limited	Promissory note for extension	369,270	-

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

As of September 30, 2026 and December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s over-allotment Option in part and the sales of Placement Units in the private placement, there were 7,303,575 ordinary shares issued and outstanding, including 5,595,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,708,575 ordinary shares. 1,708,575 ordinary shares issued and outstanding, consisted of 1,398,750 ordinary shares of founder shares, 253,875 ordinary shares from private placement and 55,950 ordinary shares to the underwriter.

Rights

As of September 30, 2026 and December 31, 2025, there were 5,595,000 and 5,595,000 public rights included in the Public Units and 253,875 and 253,875 private rights include in the Placement Units outstanding, respectively. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-eighth (1/8) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the condensed consolidated statements of operations and comprehensive income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
	(Unaudited)
Cash	$1,017,135	$1,324,992
Marketable securities held in Trust Account-current	$59,337,695	$-
Marketable securities held in Trust Account-non-current	-	57,425,636

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$68,481	$71,193	$351,562	$230,963
Income earned on marketable securities held in Trust Account	530,230	582,130	1,542,789	785,952

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

Assets Information

All of the Company’s operating assets, including marketable securities held in Trust Account, were located in U.S. as of September 30, 2026 and December 31, 2025.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date of these unaudited condensed consolidated financial statements were issued. Except as disclosed, the Company did not identify any other subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements except for those disclosed in other notes to these consolidated financial statements.

On October 25, 2026, in connection with the third one-month extension of the deadline to consummate a business combination from October 30, 2026 to November 30, 2026 (the “Third Extension”), the Company issued an unsecured promissory note (the “Third Extension Promissory Note”) to the Sponsor in the principal amount of $184,635. The terms of the Third Extension Promissory Note are substantially identical in all material respects to the terms of each of the Extension Promissory Notes, including with respect to interest, maturity, forgiveness upon liquidation, conversion rights, and waiver of claims against the Trust Account. The proceeds of the Third Extension Promissory Note were deposited into the Company’s Trust Account to fund the Third Extension.

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

For the three months ended September 30, 2026, we recorded a net income of $467,074, which consisted of income earned on marketable securities held in trust account of $530,230, interest income earned on purchase of time-deposits of $5,325, offset by operating expenses of $68,481.

For the three months ended September 30, 2025, we recorded a net income of $566,442, which consisted of gain from change in fair value of over-allotment liability of $47,200, income earned on marketable securities held in trust account of $582,130, interest income earned on purchase of time-deposits of $8,305, offset by operating expenses of $71,193.

For the nine months ended September 30, 2026, we recorded a net income of $1,208,595, which consisted of income earned on marketable securities held in trust account of $1,542,789, interest income earned on purchase of time-deposits of $17,368, offset by operating expenses of $351,562.

For the nine months ended September 30, 2025, we recorded a net income of $604,594, which consisted of gain from change in fair value of over-allotment liability of $39,900, income earned on marketable securities held in trust account of $785,952, interest income earned on purchase of time-deposits of $9,705, offset by operating expenses of $230,963.

Liquidity and Capital Resources

For the nine months ended September 30, 2026, cash used in operating activities was $307,857, cash used in investing activities was $369,270 and cash provided by financing activities was $369,270. As of September 30, 2026, we had cash of $1,017,135 available for working capital needs and marketable securities held in Trust Account of $59,337,695. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2026, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

The Company may extend the deadline to consummate a Business Combination up to nine times, each by an additional one-month period, for a maximum of 24 months from the closing of the IPO. The First Extension was effected on September 1, 2026, extending the deadline from August 30, 2026 to September 30, 2026, with an Extension Fee of $184,635 deposited into the Trust Account. The Second Extension was effected on September 28, 2026, extending the deadline from September 30, 2026 to October 30, 2026, with an Extension Fee of $184,635 deposited into the Trust Account. The Third Extension was effected on October 25, 2026, extending the deadline from October 30, 2026 to November 30, 2026, with an Extension Fee of $184,635 deposited into the Trust Account. If the Company elects to effect further monthly extensions, it will be required to deposit an additional $184,635 into the Trust Account for each such extension. The Company may rely on the Sponsor to fund such Extension Fees, in which case it would issue additional promissory notes to the Sponsor on substantially similar terms.

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

As of September 30, 2026, we had cash of $1,017,135 in operating bank accounts, working capital of $508,281 and a net income of $1,208,595 for the nine months ended September 30, 2026. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on May 30, 2025, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until May 30, 2027 to consummate an initial business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by May 30, 2027. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, we believe that there were the following critical accounting policies that affected the preparation of condensed consolidated financial statements.

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

Given that the 5,595,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in capital, or in the absence of both retained earnings and additional paid-in capital, as an increase to accumulated deficit over an expected 15-month period (which ended August 30, 2026), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since August 30, 2026.

During the Extension Period subsequent to August 30, 2026, the Company changed the method to (ii) to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

On May 30, 2025, a total of $56,089,875 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the three months ended September 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $530,230 and $582,130, respectively. For the nine months ended September 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $1,542,789 and $785,952, respectively. As of September 30, 2026, the fair value of marketable securities held in Trust Account of $59,337,695.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WINTERGREEN ACQUISITION CORP.

Date:	November 13, 2026

By:	/s/ Yongfang Yao
Name:	Yongfang Yao
Title:	Chief Executive Officer and Chairman of the Board of Directors